Form 10-K
period 2015-12-31
HAHA GENERATION CORP.
filed 2016-04-28
CIK 1655008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2015.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-207458

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0442871 (I.R.S. Employer Identification No.)

4F, No. 132, Songshan Road, Xinyi District
Taipei City, 110, Taiwan (Republic of China)
 (Address of principal executive offices, Zip Code)

011-886-2-25683278
(Registrant’s telephone number, including area code)

Copies of all communications to:
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
 Fax: (949) 660-9010

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  $0.

The number of shares of registrant’s common stock outstanding, as of March 31, 2016, was 210,281.

PART I

Item 1.  Business.

Description of Business

General Information

HAHA Generation Corp. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on June 10, 2014.  Since inception, we have not generated any revenues and have accumulated losses in the amount of $201,098 as of December 31, 2015.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of silicon energy clothing products. Our administrative office is located at 4F, No. 132, Songshan Rd., Xinyi District, Taipei City, 110, Taiwan (Republic of China).

Our fiscal year ends on is December 31.

As of the date of this annual report, we have not sold any silicon energy clothing nor have we generated any revenue from operations.

Business Overview

We are a development stage company located in Taipei City, Taiwan. We plan to market and distribute in Taiwan silica energy clothing manufactured by Shinin Silica Corp., a Taiwanese corporation (“Shinin”).  Generally, that clothing consists of men’s and women’s undergarments and related apparel.  That clothing is made from an energy silicon fiber and yarn made from a fine nanoscale silicon powder and polymer materials which, together, result in a reactive energy material.  Additionally, that clothing is bio-degradable and quick-drying.

Our current management is comprised of Hsuan-Hsien Liao, our president (our sole officer) and sole director. Ms. Liao has worked as a clothing designer for One To One Garment Manufacturing Ltd., located in New Taipei City, Taiwan and, presently, is the marketing director for Shinin.  Additionally, Ms. Liao is on the Board of Directors for Shinin.

Ms. Liao is responsible for our operations until such time as we hire additional personnel, which we intend to do at such time as we have sufficient funds.

We believe that we will be successful in selling high quality silica energy clothing products at economical prices because we plan to buy the product directly from Shinin at discounted prices. We plan to enter into agreements with clothing product suppliers and retailers in Taiwan, such as specialty stores and department stores. By moving those silica energy clothing products directly from Shinin to the supplier and/or retailer, we are able to avoid the costs and fees associated with housing and storing those silica energy clothing products, which will result in more profit for us and better prices for our customers. The silica energy clothing products will be offered to suppliers and retailers at prices marked-up from 10% to 20% of our cost, which is the range of discounted prices at which we will purchase the silica energy clothing products from Shinin. Our customers will then sell the silica energy clothing products to consumers at retail prices, which are typically 20% to 30% higher than wholesale prices. Our customers will be asked to pay us 100% in advance.

Our sole officer and director, Hsuan-Hsien Liao, has experience in the silica energy clothing product industry, she possesses strong sales and management experience and these skills are a valuable asset to the Company. We plan to contact and begin negotiating agreements with potential customers by entering into purchase agreements with suppliers and retailers of clothing products.

We plan to fill placed orders and to supply the products within a period of forty days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments.  Our customers will be asked to pay us 100% in advance. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If the customer decides to pay by check/money order, then we will apply a certain amount of days before shipping in order to have the check/money order cleared. Customers will be responsible to pay the shipping costs.  As we anticipate having a 30-day period to process/fill orders, we do not plan to purchase silica energy products in advance, but, rather, on a per request basis. We do not intend to store inventory for any period of time. The orders will be shipped directly to the customers. Customers will be responsible for the custom duties, taxes, insurance or any other additional charges that may incur.

Marketing and Distribution Agreement

On July 1, 2015, we entered into a written Marketing and Distribution Agreement with Shinin pursuant to which we have a non-exclusive right to market and distribute in Taiwan silica energy clothing products manufactured by Shinin for a period of one year (the “Distribution Agreement”).  Pursuant to the provisions of the Distribution Agreement, we will purchase the silica energy clothing products from Shinin at a price equal to 45% of the then current market prices for those products.  Additionally, when we place an order with Shinin for silica energy clothing products, we are required to pay 50% of the purchase price for those products and pay the remaining balance of that purchase price before the products ordered are shipped from Shinin.

Silica Energy Products

The silica energy clothing is manufactured using energy silicon yarn.  Energy silicon yarn is a combination of silica, nylon, polyester, cotton and polypropylene.  The inner part of the resulting fabric is comprised of polypropylene and the outer part of that fabric is silica and polyester.  That fabric is 100% bio-degradable, quick-drying and will not adhere to skin.

That yarn is manufactured by combining silica nanometer powder and nylon powder to form silica nylon, which is then combined with nylon plastic to create the raw silica silk which is twisted into the yarn.

The silica energy clothing products that we intend to market and distribute are girdles, pants, corsets, underwear, t-shirts, shirts, coats, pants and skirts.

Additionally, certain advantages of those products are:

•	Ultra violet protection
•	Improved blood circulation
•	Resistant to electrostatic cling
•	Non-flammable
•	Quick-drying and transfer of moisture
•	No loss of functionality after numerous washings
•	Can be manufactured in any color
•	Can be laundered without detergent or similar cleaning agent
•	Can be laundered by washing machines
•	Won’t lose their function in the sunlight

Competition

There are many barriers of entry in the clothing market, and the level of competition is extremely high. Examples of barriers of entry in this market include brand loyalty, aggressive lower pricing tactics, and economies of scale. Many of our established competitors have developed a brand following which would make our potential customers prefer their clothing products to Shinin’s. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to enter and compete in this market. Economies of scale make it easier for our larger established competitors to negotiate price discounts with their suppliers of clothing products, which would leave us at a disadvantage.

The principal competitive factors in our industry are pricing and the quality of our products. We will be in a market where we will be in direct competition with many domestic and international companies offering competing products. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater and more established customer base than us. We will likely lose prospective business to such companies. Also, many of these companies will be able to afford to offer better prices for competing products than us, which may also cause us to lose prospective business. We also foresee challenges facing new market entrants.  We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We have not yet entered the market. Once we enter the market, we will be one of many participants in the business of distributing clothing products. Many established and well-financed entities are currently active in the business of distributing such products. Nearly all of our competitors have significantly greater financial resources, technical expertise, and managerial capabilities than us. We are, consequently, at a competitive disadvantage in the market. Therefore, we may not be able to establish ourselves within the industry.

Sales and Marketing Strategy

We intend to distribute the silica energy clothing products in Taiwan. We intend to enter into agreements with numerous clothing product suppliers and retailers.

We plan to offer our product to larger department stores that have a high volume of customer traffic, as well as smaller boutique stores. Our competitive advantage is that we will offer unique, stylish, easy-to-use, high quality silica energy products, while maintaining reasonable prices.

Also, we intend to advertise our products on clothing product websites; internet search engines, such as Google, selling cost-per-click advertising; and offline media, including newspaper, outdoor advertising, radio, television and direct mail.  We believe that some of our sales will be driven by web based traffic, and our marketing plan has been designed with a strong focus on e-commerce platforms such as Amazon and Alibaba and leveraging social networking platforms.

We intend to integrate our marketing scheme with Facebook, so that buyers can compare their current clothing costs to those of their friends.  Friends share information about their lifestyles, and we expect that this trend will continue as to reliable purchasing platforms.  At checkout, consumers can elect to publish details about their online purchases on Facebook, describing their savings and the products purchased.  Not only does this expand our market, but it also enables consumers to leverage their friends’ experiences of suitable clothing purchases.

12 Month Growth Strategy and Milestones

 Our strategy is to maximize shareholder value by expanding operations and evaluating and cultivating new and alternative revenue generating opportunities. The Company is committed to marketing and distributing silicon energy clothing. While a strategic and wisely executed marketing campaign is key to expanding our operations; offering new, cutting-edge, innovative silica energy clothing products should position the Company in the best possible way for long term success.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval of Products

We do not require any government approval for the marketing and distribution of that silicon energy clothing.

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Employees and Employment Agreements

We, currently, have no employees.  Our president (and sole director), Hsuan-Hsien Liao, who, currently, devotes 8 hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and Ms. Liao.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide this information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not own any real property. Our business is presently operated from offices provided our president, Hsuan-Hsien Liao at 4F, No. 132, Songshan Rd., Xinyi District, Taipei City, 110, Taiwan (Republic of China), Ms. Liao provides those offices free of charge and no lease exists. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3.  Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were 35 holders of record of our common stock as of March 31, 2016.

We paid no dividends on our common stock in 2015.  We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

On February 11, 2016, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 160,000 shares of our common stock at a purchase price of $1.25 per share.   The SEC assigned File No. 333-207458 to that registration statement.

As of the date of this Annual Report on Form 10-K, no securities registered by that registration statement have been sold.

Recent Transactions Involving Unregistered Securities

None

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and key employees;

2.	Our ability to generate customer demand for our products;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of
$201,098 for the period from inception (June 10, 2014) to December 31, 2015. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

 Overview

Description of Business

General Information

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of silicon energy clothing products. Our administrative office is located at 4F, No. 132, Songshan Rd., Xinyi District, Taipei City, 110, Taiwan (Republic of China).

Our fiscal year ends on is December 31.

As of the date of this annual report, we have not sold any silicon energy clothing nor have we generated any revenue from operations.

We are a development stage company located in Taipei City, Taiwan. We plan to market and distribute in Taiwan silica energy clothing manufactured by Shinin Silica Corp., a Taiwanese corporation (“Shinin”).  Generally, that clothing consists of men’s and women’s undergarments and related apparel.  That clothing is made from an energy silicon fiber and yarn made from a fine nanoscale silicon powder and polymer materials which, together, result in a reactive energy material.  Additionally, that clothing is bio-degradable and quick-drying.

We believe that we will be successful in selling high quality silica energy clothing products at economical prices because we plan to buy the product directly from Shinin at discounted prices. We plan to enter into agreements with clothing product suppliers and retailers in Taiwan, such as specialty stores and department stores. By moving those silica energy clothing products directly from Shinin to the supplier and/or retailer, we are able to avoid the costs and fees associated with housing and storing those silica energy clothing products, which will result in more profit for us and better prices for our customers.

Our sole officer and director, Hsuan-Hsien Liao, has experience in the silica energy clothing product industry, she possesses strong sales and management experience and these skills are a valuable asset to the Company. We plan to contact and begin negotiating agreements with potential customers by entering into purchase agreements with suppliers and retailers of clothing products.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2015, the Company had limited operations. As of December 31, 2015, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our president and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such demand will not be made prior to the expiration of that 12 month period after the date of that commitment, which date is March 31, 2016. As of December 31, 2015, the amount owed to Ms. Liao pursuant to that commitment was $0.  Ms. Liao has extended that commitment for an additional 12-month period, on the same terms and subject to the same conditions.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $201,098 for the period from inception (June 10, 2014) to December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Results of Operations

The following presents the results of the Company for the year ended December 31, 2015 and for the period from June 10, 2014(inception) to December 31, 2014.  Since we were formed on June 10, 2014, our results of operations for the period from inception through December 31, 2014 reflect our results for a partial year only. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the period to period variations that you should expect.

General and Administrative Expenses. General and administrative expenses have decreased by $201,085 to $10 for the year ended December 31, 2015 from $201,095 for the period from June 10, 2014 (inception) to December 31, 2014.  For the period from June 10, 2014 to December 31, 2014, we recorded a one-time fee of $200,000 for legal and professional expenses.

Loss from Operations.  Loss from operations for the year ended December 31 2015, was $(10), compared to $(201,095) for the period from June 10, 2014(inception) to December 31, 2014.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2015 was $1, compared to $6 for the period from June 10, 2014(inception) to December 31, 2014.

Net Loss. Net loss for the year ended December 31, 2015 was $(9), compared to $(201,089) for the period from June 10, 2014(inception) to December 31, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and cash from financing activities. Our cash and cash equivalents at December 31, 2015 were $3,369, compared to $378 at December 31, 2014.

Net cash flow from operating activities was $(9) during the year ended December 31, 2015, compared to $(197,903) during the period June 10, 2014(inception) to December 31, 2014. The decrease in net cash flow from operating activities in the year ended December 31, 2015 is a result of a reduced loss of $(201,080) compared to the period June 10, 2014(inception) to December 31, 2014.

Net cash flow provided by financing activities was $3,000 for the year ended December 31, 2015, compared to $198,281 for the period from June 10, 2014(inception) to December 31, 2014. The cash flow provided by financing activities in the year ended December 31, 2015, was from the sale of our common stock.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2015, and December 31, 2014 were $0 and $0, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

The financial statements of HAHA Generation Corp., including the notes thereto, together with the report thereon of KCCW Accountancy Corp. is presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, , the Company’s chief executive officer, and g, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Hsuan-Hsien Liao	29	President, Secretary, Treasurer and Director(1)

(1)	Ms. Liao will serve as a director until the next annual shareholder meeting.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to occur immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Background of Executive Officer and Director

The following information sets forth the background and business experience of our director and executive officer.

Hsuan-Hsien Liao, President, Secretary and Chairman of the Board of Directors

Ms. Liao graduated from Chung Shan Medical University, Taichung, Taiwan in 2008 with a degree in Applied Foreign Language.

Ms. Liao will be responsible for our operations until such time as we hire additional personnel, which we intend to do at such time as we have sufficient funds.

From July 2009 through October 2011, Ms. Liao worked as a sales representative for Shiny City Co. Ltd., located in Taipei City, Taiwan.  From November 2011 until November 2012, Ms. Liao worked as a clothing designer for One To One Garment Manufacturing Ltd., located in New Taipei City, Taiwan.

From March 2014 to the present, Ms. Liao has been the marketing director for, and a member of the Board of Directors of, Shinin Silica Corp., located in Taipei City, Taiwan.  Her duties at Shinin include monitoring monthly sales reports and designing new silicon products.

There are no family relationships among our directors or executive officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

·	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2015, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director is not independent.  An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that our director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics; Financial Expert

We have a Code of Ethics applicable to our principal executive, financial and accounting officers.  A copy of that Code of Ethics is attached as Exhibit 14 to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015.  We do not have a financial expert on our Board of Directors.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Hsuan-Hsien Liao President, Secretary, Treasurer and director	2015	0	0	0	0	0	0	0	$0
	2014	0	0	0	0	0	0	0	$0

 We have not entered into any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal year ended December 31, 2015, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2015. No equity awards were granted during the year ended December 31, 2015.

COMPENSATION OF DIRECTORS

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2016, by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o HAHA Generation Corp.

Name of Beneficial Owner	Number	Percentage
5% or more shareholder
Ren-Li Liao	32,990	15.7
Hu Wen-Hua Liao	33,000	15.7
Fang-Ying Liao	32,825	15.6
Yu-Seng Liao	32,100	15.3
Total 5% or more Shareholders	130,915	62.3

Director and Executive Officer
Hsuan-Hsien Liao	48,815	23.2
Total Director and Executive Officer	48,815	23.2

* Denotes less than 1%

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 210,281 shares of common stock that were issued and outstanding as of March 31, 2016. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2016. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Hsuan-Hsien Liao, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

We do not own any real property. Our business is presently operated from offices provided our president, Hsuan-Hsien Liao at 4F, No. 132, Songshan Rd., Xinyi District, Taipei City, 110, Taiwan (Republic of China), Ms. Liao provides those offices free of charge and no lease exists. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

PART IV

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2015

Audit Fees	$10,000
Audit-Related Fees
Tax Fees	0
All Other Fees	0
$10,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2015, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Certificate of Correction of Articles of Incorporation
3.4*	Bylaws
10.1*	Marketing and Distribution Agreement dated August 1, 2015, with Shinin Silica Corp., a Taiwanese corporation
10.2*	Form of Subscription Agreement
14*	Code of Ethics
31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Funding Commitment dated March 31, 2015 in the amount of $100,000 by Hsuan-Hsien Liao

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

101 .INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**
* Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015
** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Dated: April 27, 2016	By:	/s/ Hsuan-Hsien Liao Hsuan-Hsien Liao President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Hsuan-Hsien Liao	President, Principal Financial Officer and Principal Executive Officer and Director	April 27, 2016
Hsuan-Hsien Liao

FINANCIAL STATEMENT SCHEDULES

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors of
HAHA Generation Corp.
Taipei, Taiwan (R.O.C.)

We have audited the accompanying balance sheet of HAHA Generation Corp. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and for the period from June 10, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from June 10, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $201,098 and has no cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp
Diamond Bar, California
April 6, 2016

HAHA GENERATION CORP.
BALANCE SHEET

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$3,369	$378
Other receivable	-	96,814
Total current assets	3,369	97,192

Total Assets	$3,369	$97,192

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense and other liabilities	3,186	100,000
Total current liabilities	3,186	100,000

Total liabilities	3,186	100,000

Stockholders' Equity
Common stock, $0.1 par value; 750,000 shares authorized,
210,281 and 207,281 shares issued and outstanding, respectively	21,028	20,728
Additional paid-in capital	180,253	177,553
Accumulated deficit	(201,098)	(201,089)
Total stockholders' equity(deficit)	183	(2,808)

Total Liabilities and Stockholders' Equity	$3,369	$97,192

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF OPERATIONS

	Year Ended	Period from June 10, 2014(Inception) to
	December 31, 2015	December 31, 2014
Net revenue	$-	$-

General and administrative expenses	10	201,095

Loss from operations	(10)	(201,095)

Other income (expenses)
Interest income	1	6
Total other income (expenses)	1	6

Loss before income taxes	(9)	(201,089)

Provision for income taxes	-	-

Net loss	$(9)	$(201,089)

Net loss per share
Basic and diluted	$(0.00)	$(6.03)

Weighted Average Shares Outstanding:
Basic and diluted	209,262	33,324

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF CASH FLOWS

	Year ended	Period from June 10, 2014 (Inception) to
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(9)	$(201,089)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	96,814	(96,814)
Increase (Decrease) in accrued expenses	(96,814)	100,000
Net cash used in operating activities	(9)	(197,903)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	3,000	198,281
Net cash provided by financing activities	3,000	198,281

Net increase in cash and cash equivalents	2,991	378

Cash and Cash Equivalents
Beginning	378	-
Ending	$3,369	$378

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM JUNE 10, 2014 (INCEPTION) TO DECEMBER 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 10, 2014 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash on June 12, 2014	10,000	1,000	-	-	1,000
Common stock issued for cash on December 8, 2014	197,281	19,728	177,553	-	197,281
Net loss	-	-	-	(201,089)	(201,089)
Balance at December 31, 2014	207,281	$20,728	$177,553	$(201,089)	$(2,808)
Common stock issued for cash on May 5, 2015	3,000	300	2,700	-	3,000
Net loss	-	-	-	(9)	(9)
Balance at December 31, 2015	210,281	$21,028	$180,253	$(201,098)	$183

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2015

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to distribute fabrics that were made out of silicon crystals.

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2015, Company had limited operations. As of December 31, 2015, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2015. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $201,098 for the period from inception (June 10, 2014) to December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company plans to seek additional funds through private placements of our securities and/or capital contributions and loans by Hsuan-Hsien Liao, our President and sole director.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements included in the registration statement of which this prospectus is a part do not include any adjustments that might occur from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Since the Company was incorporated on June 10, 2014, the Company’s results of operations for the period from June 10, 2014 (inception) through December 31, 2014 reflect its results for a partial period only. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the expected period to period variations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Updated No. 2014-10, "Development Stage Entities” (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

During the year ended December 31, 2015, the Company has elected to adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

NOTE 2. OTHER RECEIVABLE

On November 25, 2014, the company entered a tentative agreement with Shinin Silica Co., Ltd., a Taiwanese Company for a business cooperation. The agreement was canceled and the prepayment was returned in March 2015.

NOTE 3. INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $201,098 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Year ended	Period from June 10, 2014(inception) to
	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$3	$68,370
Less: valuation allowance	(3)	(68,370)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$68,373	$68,370
Less: valuation allowance	(68,373)	(68,370)
Net deferred tax asset	$0	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2015	2014
Statutory tax benefit	-34%	-34%
Nondeductible/nontaxable items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the year ended December 31, 2015 and the period from June 10 (Inception) to December 31, 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 4. STOCKHOLDERS’ EQUITY

On June 12, 2014, the Company issued 10,000 shares of its common stock to its then sole director for $1,000 cash.  On July 23, 2014, that director sold those shares to his daughter, the Company’s current president and sole director, for $1,000 cash.

On December 8, 2014, the Company issued 197,281 shares of common stock to thirty-two shareholders for $197,281 in cash.

On May 5, 2015, the Company issued 3,000 shares of common stock to three shareholders for $3,000 in cash.

NOTE 5. SUBSEQUENT EVENTS

On March 31, 2016, Hsuan-Hsien Liao, the Chief Executive Officer and sole director, undertook for a period of 1 year commencing from March 31, 2016, to provide an advance to the Company the principal amount of $100,000, in such amounts and on such dates as our Chief Executive Officer shall determine to be in the best interests of the Company.

The Company has evaluated subsequent events through April 6, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”