Form 10-Q
period 2016-03-31
HAHA GENERATION CORP.
filed 2016-05-16
CIK 1655008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-207458

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0442871 (I.R.S. Employer Identification No.)

4F, No. 132, Songshan Road, Xinyi District
Taipei City, 110, Taiwan (Republic of China)
 (Address of principal executive offices, Zip Code)

011-886-227492597
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
 Fax: (949) 660-9010

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of registrant’s common stock outstanding, as of May 14, 2016, is 299,656.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HAHA GENERATION CORP.
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$72,724	$3,369
Total current assets	72,724	3,369

Total Assets	$72,724	$3,369

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued expense	22,533	-
Other payable	69,355	-
Due to related parties	3,186	3,186
Total current liabilities	95,074	3,186

Total liabilities	95,074	3,186

Stockholders’ Equity
Common stock, $0.1 par value; 750,000 shares authorized, 210,281 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	21,028	21,028

Additional paid-in capital	180,253	180,253
Accumulated deficits	(223,631)	(201,098)
Total stockholders’ equity (deficit)	(22,350)	183

Total Liabilities and Stockholders’ Equity	$72,724	$3,369

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months ended
	March 31, 2016	March 31, 2015
Net revenue	$-	$-

General and administrative expenses	22,533	10

Loss from operations	(22,533)	(10)

Loss before income taxes	(22,533)	(10)

Provision for income taxes	-	-
Net loss	$(22,533)	$(10)

Net loss per share
Basic and diluted	$(0.11)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	210,281	207,281

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(22,533)	$(10)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	96,814
Increase (Decrease) in accrued expenses	22,533	(96,814)
Increase (Decrease) in other payable	69,355	-
Net cash provided by (used in) operating activities	69,355	(10)

Net increase(decrease) in cash and cash equivalents	69,355	(10)

Cash and Cash Equivalents
Beginning	3,369	378
Ending	$72,724	$368

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2016
(UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to distribute fabrics that were made out of silicon crystals.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $223,631 and $201,098 as of March 31, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2016.

The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2016 and December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2016 and December 31, 2015.

Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2. OTHER PAYABLE

In March 2016, the Company received $69,355 from three potential investors for purchase of common stocks. As of March 31, 2016, the Company did not issue the common stock shares. The proceeds were returned to the investors in April 2016.

NOTE 3. DUE TO RELATED PARTY

From March 2014 to the present, Hsuan-Hsien Liao, our President and sole director, has been the marketing director for, and a member of the Board of Directors of, Shinin Silica Co., Ltd., “Shinin Silica”, a Taiwanese Company. On November 25, 2014, the Company entered a tentative agreement with Shinin Silica for a business cooperation. The agreement was canceled and the prepayment was returned in excess of $3,186 in March 2015.

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

NOTE 5. INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $223,631 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$7,662	$3
Less: valuation allowance	(7,662)	(3)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of Mar 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$76,035	$68,373
Less: valuation allowance	(76,035)	(68,373)
Net deferred tax asset	$0	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2016 and 2015 are analyzed below:

	Three Months ended	Three Months ended
	March 31, 2016	March 31, 2015
Statutory tax benefit	(34)%	(34)%
Nondeductible/nontaxable items	-%	-%
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 6. SUBSEQUENT EVENTS

On April 30, 2016, the Company has issued 89,375 shares of its $0.1 par value common stock shares at a purchase price of $1.25 per share in a total amount of $111,719 from fifty-two shareholders.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Three Months Ended March 31, 2016 and March 31, 2015

Net revenue for the three months ended March 31, 2016, was $0 and for the three months ended March 31, 2015, was $0.

General and administrative expenses for the three months ended March 31, 2016, were $22,533, as compared to $10 for the three months ended March 31, 2015.  The increase in those expenses was primarily attributable to accounting, legal and professional fees.

Our net loss was $(22,533) for the three months ended March 31, 2016, as compared to $(10) for the three months ended March 31, 2015.  The increase was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $72,724 at March 31, 2016. Our total current assets were $72,724 at March 31, 2016. Our total current liabilities were $95,074 at March 31, 2016.

We had a negative working capital at March 31, 2016, of $(22,350), compared to working capital of $183 at December 31, 2015.
Net cash provided by operating activities during the three months ended March 31, 2016, was $69,355, compared to $(10) for the three months ended March 31, 2015. Such increase was primarily due to the increase in other payable for the three months ended March 31, 2016.

Net cash provided by financing activities for the three months ended March 31, 2016, was $0.

Net change in cash and cash equivalents was an increase of $69,335 for the three months ended March 31, 2016, compared to $(10) for the three months ended March 31, 2015, because of the increase in other payable for the three months ended March 31, 2016.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
None.
Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Use of Proceeds From Registered Securities

On February 11, 2016, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 160,000 shares of our common stock at a purchase price of $1.25 per share.  The SEC assigned that registration statement file no. 333-207458.

The offering of the securities registered by that registration statement commenced on March 1, 2016; provided, however, during that period for which this report is filed, none of those securities were sold.

Item 6.  Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K.  All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Certificate of Correction of Articles of Incorporation
3.4*	Bylaws
10.1*	Marketing and Distribution Agreement dated August 1, 2015, with Shinin Silica Corp., a Taiwanese corporation
10.2*	Form of Subscription Agreement
14*	Code of Ethics
31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Funding Commitment dated March 31, 2015 in the amount of $100,000 by Hsuan-Hsien Liao

*	Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Inc.

Date: May 16, 2016	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board