Form 10-Q
period 2016-06-30
HAHA GENERATION CORP.
filed 2016-08-12
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-207458

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, No. 132, Songshan Road, Xinyi District

Taipei City, 110, Taiwan (Republic of China)

 (Address of principal executive offices, Zip Code)

011-886-227492597

 (Registrant's telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Copies to:

Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
Fax: (949) 660-9010

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant's common stock outstanding, as of August 9, 2016, is 1,498,280.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAHA GENERATION CORP.
BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$103,569	$3,369
Total current assets	103,569	3,369

Total Assets	$103,569	$3,369

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense	25,304	-
Due to related parties	3,186	3,186
Total current liabilities	28,490	3,186

Total liabilities	28,490	3,186

Stockholders' Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 and 1,051,405 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	149,828	105,141
Additional paid-in capital	163,172	96,140
Accumulated deficits	(237,921)	(201,098)
Total stockholders' equity	75,079	183

Total Liabilities and Stockholders' Equity	$103,569	$3,369

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net revenue	$-	$-	$-	$-

General and administrative expenses	14,290	-	36,823	10

Loss from operations	(14,290)	-	(36,823)	(10)

Loss before income taxes	(14,290)	-	(36,823)	(10)

Provision for income taxes	-	-	-	-
Net loss	$(14,290)	$-	$(36,823)	$(10)

Net loss per share
Basic and diluted	$(0.01)	$-	$(0.03)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	1,355,869	1,045,801	1,203,637	1,041,129

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(36,823)	$(10)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	96,814
Increase (Decrease) in accrued expenses	25,304	(96,814)
Net cash used in operating activities	(11,519)	(10)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	111,719	3,000
Net cash provided by financing activities	111,719	3,000

Net increase in cash and cash equivalents	100,200	2,990

Cash and Cash Equivalents
Beginning	3,369	378
Ending	$103,569	$3,368

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Organization

HAHA Generation Corp., a company in the developmental stage (the "Company"), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company's business plan is to distribute fabrics that were made out of silicon crystals.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $237,921 and $201,098 as of June 30, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2016 and December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2016 and December 31, 2015.

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

NOTE 2. DUE TO RELATED PARTY

From March 2014 to the present, Hsuan-Hsien Liao, our President and sole director, has been the marketing director for, and a member of the Board of Directors of, Shinin Silica Co., Ltd., "Shinin Silica", a Taiwanese Company. On November 25, 2014, the Company entered a tentative agreement with Shinin Silica for a business cooperation. The agreement was canceled and the prepayment was returned in excess of $3,186 in March 2015.

NOTE 3. STOCKHOLDERS' EQUITY

On June 12, 2014, the Company issued 10,000 shares of its common stock to its then sole director for $1,000 cash. On July 23, 2014, that director sold those shares to his daughter, the Company's current president and sole director, for $1,000 cash.

On December 8, 2014, the Company issued 197,281 shares of common stock to thirty-two shareholders for $197,281 in cash.

On May 5, 2015, the Company issued 3,000 shares of common stock to three shareholders for $3,000 in cash.

On April 30, 2016, the Company issued 89,375 shares of common stock to fifty-two shareholders for $111,719 in cash.

On June 20, 2016, the Company, pursuant to action by a Written Consent of Sole Director, filed a Certificate of Change with the Nevada Secretary of State to increase the authorized number of shares of the Company's common stock to 25,000,000 and effectuate a forward stock split on a 5 for 1 basis (the "Certificate"). Pursuant to the Certificate, the authorized number of shares of the Company's common stock is increased to 25,000,000, par value $0.1, and the Company issues 5 shares for every 1 share of the Company's common stock that was issued and outstanding (the "Forward Stock Split"). No fractional shares will be issued in connection with the Forward Stock Split.

NOTE 4. INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $237,921 that may be available to reduce future years' taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$12,520	$3
Less: valuation allowance	(12,520)	(3)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$80,893	$68,373
Less: valuation allowance	(80,893)	(68,373)
Net deferred tax asset	$0	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the six months ended June 30, 2016 and 2015 are analyzed below:

	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015
Statutory tax benefit	(34)%	(34)%
Nondeductible/nontaxable items	-%	-%
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the six months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenue for the three months ended June 30, 2016 and for the three months ended June 30, 2015 was $0.

General and administrative expenses for the three months ended June 30, 2016 was $14,290, as compared to $0 for the three months ended June 30, 2015. The increase in those expenses was primarily attributable to accounting, legal and professional fees.

Our net loss was $(14,290) for the three months ended June 30, 2016, as compared to $0 for the three months ended June 30, 2015. The increase was a result of the increase in general and administrative expenses.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net revenue for the six months ended June 30, 2016 was $0 and for the six months ended June 30, 2015, was $0.

General and administrative expenses for the six months ended June 30, 2016 were $36,823, as compared to $10 for the six months ended June 30, 2015. The increase in those expenses was primarily attributable to accounting, legal and professional fees.

Our net loss was $(36,823) for the six months ended June 30, 2016, as compared to $(10) for the six months ended June 30, 2015. The increase was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $103,569 at June 30, 2016 and $3,369 at December 31, 2015. Our total current assets were $103,569 at June 30, 2016, as compared to $3,369 at December 31, 2015. Our total current liabilities were $28,490 at June 30, 2016, as compared to $3,186 at December 31, 2015.

We had working capital of $75,079 at June 30, 2016, compared to working capital of $183 at December 31, 2015. The increase was primarily due to cash provided by the sale of our common stock.

Net cash used in operating activities during the six months ended June 30, 2016, was $(11,519), compared to $(10) for the six months ended June 30, 2015. Such increase was primarily due to the increase in payables for the six months ended June 30, 2016.

Net cash provided by financing activities for the six months ended June 30, 2016, was $111,719, compared to $3,000 for the six months ended June 30, 2015, which change was primarily due to cash received from the sale of our common stock.

Net change in cash and cash equivalents was an increase of $100,200 for the six months ended June 30, 2016, compared to $2,990 for the six months ended June 30, 2015, which change was primarily due to proceeds from the sale of our common stock.

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

There were approximately 86 holders of record of our common stock as of June 30, 2016.

We paid no dividends on our common stock in 2015. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financing earnings and other factors.

On February 11, 2016, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 160,000 shares of our common stock at a purchase price of $1.25 per share. The SEC assigned to that registration statement File No. 333-207458.

On April 30, 2016, 89,375 shares of our common stock registered by that registration statement were sold for gross proceeds of $111,719. The offering of those shares closed on April 30, 2016, with 89,375 of the registered shares sold.

The Company utilized no underwriters in connection with the offer and sale of those 89,375 shares. The Company's president, Hsuan-Hsien Liao, and her father, Ren-Li Liao, were the sole participants in the offer and sale of those shares.

The Company made no direct or indirect payments to directors or officers of the Company or their associates or any person owning 10% or more of any class of equities securities of the Company or affiliates of the Company.

The Company made no direct or indirect payments to others in connection with the offer and sale of those shares.

The net offering proceeds to the Company after deducting the total expenses incurred in connection with the offering of those shares is $111,719.

The offering proceeds were used for (i) professional fees, e.g., legal, audit, accountant, filing and EDGARization; (ii) website design fees; and (iii) fees for conducting marketing research regarding our new silica products.

Recent Transactions Involving Unregistered Securities

None.

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

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Certificate of Amendment to Articles of Incorporation

3.3*	Certificate of Correction of Articles of Incorporation

3.4*	Bylaws

5.1*	Opinion Regarding Legality and Consent of Counsel by Stepp Law Corporation

10.1*	Marketing and Distribution Agreement dated August 1, 2015, with Shinin Silica Corp., a Taiwanese corporation

10.2*	Form of Subscription Agreement

14*	Code of Ethics

31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99*	Funding Commitment dated March 31, 2015 in the amount of $100,000 by Hsuan-Hsien Liao

_________________

*	Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015.

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA GENERATION CORP

Date: August 12, 2016	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

