Form 10-Q
period 2016-09-30
HAHA GENERATION CORP.
filed 2016-11-14
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-207458

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, No. 132, Songshan Road

Xinyi District,

Taipei City, 110, Taiwan (Republic of China)

(Address of principal executive offices, including zip code)

011-886-227492597

(Registrant’s telephone number, including area code)

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2016, is 1,498,280.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAHA GENERATION CORP.
BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$65,887	$3,369
Prepaid expenses	4,950	-
Total current assets	70,837	3,369
Total Assets	$70,837	$3,369

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expense	7,500	-
Due to related parties	3,186	3,186
Total current liabilities	10,686	3,186

Total liabilities	10,686	3,186

Stockholders’ Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 and 1,051,405 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	149,828	105,141
Additional paid-in capital	163,171	96,140
Accumulated deficit	(252,848)	(201,098)
Total stockholders’ equity	60,151	183

Total Liabilities and Stockholders’ Equity	$70,837	$3,369

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenue	$-	$-	$-	$-

General and administrative expenses	14,950	-	51,773	10
Loss from operations	(14,950)	-	(51,773)	(10)

Other income
Interest income	23	-	23	-
Total other income	23	-	23	-

Loss before income taxes	(14,927)	-	(51,750)	(10)

Provision for income taxes	-	-	-	-
Net loss	$(14,927)	$-	$(51,750)	$(10)

Net loss per share
Basic and diluted	$(0.01)	$-	$(0.04)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,051,405	1,302,568	1,044,592

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(51,750)	$(10)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	96,814
Decrease (Increase) in prepaid expenses	(4,950)	-
Increase (Decrease) in accrued expenses	7,500	(96,814)
Net cash used in operating activities	(49,200)	(10)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	111,718	3,000
Net cash provided by financing activities	111,718	3,000

Net increase in cash and cash equivalents	62,518	2,990

Cash and Cash Equivalents
Beginning	3,369	378
Ending	$65,887	$3,368

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $252,848 and $201,098 as of September 30, 2016 and December 31, 2015, respectively, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2016 and December 31, 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2016 and December 31, 2015.

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

NOTE 4. INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $252,848 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$17,595	$3
Less: valuation allowance	(17,595)	(3)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$85,968	$68,373
Less: valuation allowance	(85,968)	(68,373)
Net deferred tax asset	$0	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the nine months ended September 30, 2016 and 2015 are analyzed below:

	Nine Months ended	Nine Months ended
	September 30, 2016	September 30, 2015
Statutory tax benefit	(34)%	(34)%
Nondeductible/nontaxable items	-%	-%
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net revenue for the three months ended September 30, 2016, and for the three months ended September 30, 2015, was $0. Interest income for the three months ended September 30, 2016, was $23, as compared to $0 for the three months ended September 30, 2015.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses for the three months ended September 30, 2016, was $14,950, as compared to $0 for the three months ended September 30, 2015. The increase in those expenses was primarily attributable to accounting, legal and professional fees.

Our net loss was $(14,927) for the three months ended September 30, 2016, as compared to $0 for the three months ended September 30, 2015. The increase in net loss was a result of the increase in general and administrative expenses.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Net revenue for the nine months ended September 30, 2016, and for the nine months ended September 30, 2015, was $0. Interest income for the nine months ended September 30, 2016, was $23, as compared to $0 for the nine months ended September 30, 2015.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses for the nine months ended September 30, 2016, were $51,773, as compared to $10 for the nine months ended September 30, 2015. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Our net loss was $(51,750) for the nine months ended September 30, 2016, as compared to $(10) for the nine months ended September 30, 2015. The increase in net loss was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $65,887 at September 30, 2016, and $3,369 at December 31, 2015. Our total current assets were $70,837 at September 30, 2016, as compared to $3,369 at December 31, 2015. Our total current liabilities were $10,686 at September 30, 2016, as compared to $3,186 at December 31, 2015.

We had working capital of $60,151 at September 30, 2016, compared to working capital of $183 at December 31, 2015. The increase was primarily due to cash provided by the sale of our common stock.

Net cash used in operating activities during the nine months ended September 30, 2016, was $(49,200), compared to $(10) for the nine months ended September 30, 2015. The increase in cash used in operating activities was primarily due to an increase in net losses.

Net cash provided by financing activities for the nine months ended September 30, 2016, was $111,718, compared to $3,000 for the nine months ended September 30, 2015, which change was primarily due to cash received from the issuance of our common stock.

Net change in cash and cash equivalents was an increase of $62,518 for the nine months ended September 30, 2016, compared to $2,990 for the nine months ended September 30, 2015, which change was primarily due to proceeds from the sale of our common stock.

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

_____________

* Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA GENERATION CORP

Date: November 14, 2016	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

