Form 10-K
period 2016-12-31
HAHA GENERATION CORP.
filed 2017-03-29
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2016.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number: 333-207458

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $0.1 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

The number of shares of registrant’s common stock outstanding, as of March 27, 2017, was 1,498,280.

PART I

Item 1. Business.

Description of Business

General Information

HAHA Generation Corp. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on June 10, 2014. Since inception, we have not generated any revenues and have accumulated losses in the amount of $266,031, as of December 31, 2016.

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

There were 86 holders of record of our common stock as of March 27, 2017.

We paid no dividends on our common stock in 2016. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None

Common Stock

As the date of this Form 10-K, the outstanding number of shares of our common stock was 1,498,280. All our outstanding common shares are fully paid and non-assessable.

Our shareholders are entitled to one vote for each share of our common stock owned on any and all matter brought forth at a shareholders’ meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively, with less than 50% cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 if the Nevada Revised Statues (the “NRS”) at least one percent of the outstanding shares of stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors are elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes such as the liquidation of all our assets, mergers or amendments to our Articles of Incorporation require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the 3 months preceding a contemplated sale and has been the beneficial owner of our shares for at least 6 months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year that can be eliminated after a one-year hold period.

Whereas an individual who is deemed to be our affiliate and has beneficially owned our common shares for at least 6 months can sell his or her shares in a given 3 month period as follows:

1.	One percent of the number of shares of our common stock then outstanding, or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of the date of this Form 10-K, we are a shell company. Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless that company:

•	has ceased to be a shell company;

•	is subject to the Securities Exchange Act of 1934 (the “Exchange Act”) reporting obligations;

•	has filed all required Exchange Act reports during the preceding 12 months; and

•	at least one year has elapsed from the time that company filed with the SEC current Form 10 type information specifying its status as an entity that is not a shell company.

As a result, any person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, may not be entitled to sell such shares until the above conditions have been satisfied. Upon satisfaction of these conditions, such sales by our affiliates would be limited by manner of sale provisions and notice requirements and the availability of current public information, about us as set forth above.

Cash Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Outstanding Stock Options, Purchase Warrants and Convertible Securities

We have no outstanding stock options, purchase warrants or convertible securities.

Equity Compensation Plans, Bonus Plans

We have no such plans. None have been approved. We have no Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $266,031 for the period from inception (June 10, 2014) to December 31, 2016. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

 Overview

The following information should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following information specifies forward looking statements that anticipate our business plan, estimates and beliefs. Our actual results could differ materially from those contemplated in those forward looking statements.

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

Going Concern

The Company has incurred losses to date. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

For the period ended December 31, 2016, the Company had limited operations. As of December 31, 2016, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our president and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such demand will not be made prior to the expiration of that 12 month period after the date of that commitment, which date is March 31, 2016. As of December 31, 2016, the amount owed to Ms. Liao pursuant to that commitment was $0. That funding commitment will terminate on March 31, 2017. Ms. Liao has extended that commitment for an additional 12-month period, on the same terms and subject to the same conditions. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $266,031 for the period from inception (June 10, 2014) to December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Results of Operations

The following presents the results of the Company for the year ended December 31, 2016, and for the year ended December 31, 2015.

General and Administrative Expenses. General and administrative expenses have increased by $64,979 to $64,989 for the year ended December 31, 2016, from $10 for year ended December 31, 2015.

Loss from Operations. Loss from operations for the year ended December 31 2016, was $(64,989), compared to $(10) for the year ended December 31, 2015.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2016, was $56, compared to $1 for the year ended December 31, 2015.

Net Loss. Net loss for the year ended December 31, 2016, was $(64,933), compared to $(9) for the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and cash from financing activities. Our cash and cash equivalents at December 31, 2016, were $50,150, compared to $3,369 at December 31, 2015.

Net cash flow from operating activities was $(64,937) during the year ended December 31, 2016, compared to $(9) during the year ended December 31, 2015. The decrease in net cash flow from operating activities in the year ended December 31, 2016, is a result of our net loss of $(64,933), compared to the year ended December 31, 2015. The change in the net cash used in operating activities was primarily attributable to net loss incurred during that year ended December 31, 2016. The increases in other receivables and prepaid expenses and the decrease in accrued expenses were partially offset by the increase in the amount due to related parties for working capital purposes.

Net cash flow provided by financing activities was $111,718 for the year ended December 31, 2016, compared to $3,000 for the year ended December 31, 2015. The cash flow provided by financing activities in the year ended December 31, 2016, was from the sale of our common stock.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2016, and December 31, 2015, were $0 and $0, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, , the Company’s chief executive officer, and g, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Hsuan-Hsien Liao	30	President, Secretary, Treasurer and Director(1)

________

(1)	Ms. Liao will serve as a director until the next annual shareholder meeting.

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

There are no family relationships among our directors or executive officers.

To our knowledge, during the last ten years, none of our directors and executive officers has been subject to any of the following:

•	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this item, or to be associated with persons engaged in any such activity;

•	Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	The subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2016, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Hsuan-Hsien Liao President, Secretary,	2016	0	0	0	0	0	0	0	$0
Treasurer and director	2015	0	0	0	0	0	0	0	$0

We have not entered into any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal year ended December 31, 2016, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2016. No equity awards were granted during the year ended December 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 27, 2017, by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o HAHA Generation Corp.

Name of Beneficial Owner
5% or more shareholder	Number	Percentage
Ren-Li Liao	164,950	11.009
Hu Wen-Hua Liao	165,000	11.013
Fang-Ying Liao	164,125	10.954
Yu-Seng Liao	160,500	10.712
Total 5% or more Shareholders	654,575	43.688

Director and Executive Officer
Hsuan-Hsien Liao	244,075	16.290
Total Director and Executive Officer	244,075	16.290

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 1,498,280 shares of common stock that were issued and outstanding as of March 27, 2017. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 27, 2017. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

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

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2016

Audit Fees	$12,000
Audit-Related Fees
Tax Fees	0
All Other Fees	0
Total	$12,000

 Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2016, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Certificate of Correction of Articles of Incorporation
3.4**	Certificate of Change
3.5*	Bylaws
10.1*	Marketing and Distribution Agreement dated August 1, 2015, with Shinin Silica Corp., a Taiwanese corporation
10.2*	Form of Subscription Agreement
14*	Code of Ethics
31***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Funding Commitment dated March 31, 2015 in the amount of $100,000 by Hsuan-Hsien Liao
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

_______

* Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015

** Included as an exhibit to that Current Report on Form 8-K filed with the SEC on June 23, 2016

*** Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Dated: March 29, 2017	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hsuan-Hsien Liao	President, Principal Financial Officer and	March 29, 2017
Hsuan-Hsien Liao	Principal Executive Officer and Director

FINANCIAL STATEMENT SCHEDULES

F-1

REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors

HAHA Generation Corp.

We have audited the accompanying balance sheet of HAHA Generation Corp. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and changes in cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses of $64,933 and $9 for the years ended December 31, 2016 and 2015, respectively. In addition, the Company had accumulated deficit of $266,031 and $201,098 as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

March 15, 2017

F-2

HAHA GENERATION CORP.

BALANCE SHEET

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$50,150	$3,369
Other receivable	1,010	-
Prepaid expense	1,125	-
Total current assets	52,285	3,369

Total Assets	$52,285	$3,369

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense and other liabilities	2,000	3,186
Due to shareholders	3,317	-
Total current liabilities	5,317	3,186

Total liabilities	5,317	3,186

Stockholders' Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 and 1,051,405 shares issued and outstanding	149,828	105,141
Additional paid-in capital	163,171	96,140
Accumulated deficit	(266,031)	(201,098)
Total stockholders' equity	46,968	183

Total Liabilities and Stockholders' Equity	$52,285	$3,369

The accompanying notes to financial statements are an integral part of these statements.

F-3

HAHA GENERATION CORP.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Net revenue	$-	$-

General and administrative expenses	64,989	10

Loss from operations	(64,989)	(10)

Other income (expenses)
Interest income	56	1
Total other income (expenses)	56	1

Loss before income taxes	(64,933)	(9)

Provision for income taxes	-	-

Net loss	$(64,933)	$(9)

Weighted Average Shares Outstanding:
Basic and diluted	1,352,587	1,046,309

Net loss per share
Basic and diluted	$(0.05)	$(0.00)

The accompanying notes to financial statements are an integral part of these statements.

F-4

HAHA GENERATION CORP.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash Flows from Operating Activities
Net loss	$(64,933)	$(9)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	(1,010)	96,814
Decrease (Increase) in Prepaid Expenses	(1,125)	-
Increase (Decrease) in accrued expenses	(1,186)	(96,814)
Increase (Decrease) in due to related parties	3,317
Net cash used in operating activities	(64,937)	(9)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	111,718	3,000
Net cash provided by financing activities	111,718	3,000

Net increase in cash and cash equivalents	46,781	2,991

Cash and Cash Equivalents
Beginning	3,369	378
Ending	$50,150	$3,369

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

F-5

HAHA GENERATION CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	1,036,405	$103,641	$94,640	$(201,089)	$(2,808)
Common stock issued for cash on May 5, 2015	15,000	1,500	1,500	-	3,000
Net loss	-	-	-	(9)	(9)
Balance at December 31, 2015	1,051,405	$105,141	$96,140	$(201,098)	$183
Common stock issued for cash on April 30, 2016	446,875	44,687	67,031	-	111,718
Net loss	-	-	-	(64,933)	(64,933)
Balance at December 31, 2016	1,498,280	$149,828	$163,171	$(266,031)	$46,968

The accompanying notes to financial statements are an integral part of these statements.

F-6

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended December 31, 2016, Company had limited operations. As of December 31, 2016, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2016. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $266,031 and $201,098 as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

F-7

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

F-8

NOTE 2. OTHER RECEIVABLE

On November 1, 2016, the Company entered a tentative agreement with Nan Fang., Ltd., a Seychelles Company, for business consulting service. The agreement was canceled and the prepayment was returned in January 2017.

NOTE 3. INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $266,031 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$22,077	$3
Less: valuation allowance	(22,077)	(3)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$90,450	$68,373
Less: valuation allowance	(90,450)	(68,373)
Net deferred tax asset	$0	$0

F-9

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2016	2015
Statutory tax benefit	-34%	-34%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the year ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 4. STOCKHOLDERS’ EQUITY

On May 5, 2015, the Company issued 3,000 shares of common stock to three shareholders for $3,000 in cash.

On April 30, 2016, the Company issued 89,375 shares of common stock to fifty-two shareholders for $111,718 in cash.

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

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements.

******

F-10