Form 10-Q
period 2017-03-31
HAHA GENERATION CORP.
filed 2017-05-15
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-55708

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, No. 132, Songshan Road, Xinyi District

Taipei City, 110, Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

011-886-227492597

(Registrant’s telephone number, including area code)

___________________________________________________________

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

The number of shares of registrant’s common stock outstanding, as of May 5, 2017, is 1,498,280.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAHA GENERATION CORP.
BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$36,165	$50,150
Other receivable	-	1,010
Prepaid expense	1,350	1,125
Total current assets	37,515	52,285

Total Assets	$37,515	$52,285

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued expense and other liabilities	21,000	2,000
Due to shareholders	3,307	3,317
Total current liabilities	24,307	5,317

Total liabilities	24,307	5,317

Stockholders’ Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 shares issued and outstanding	149,828	149,828
Additional paid-in capital	163,171	163,171
Accumulated deficit	(299,791)	(266,031)
Total stockholders’ equity	13,208	46,968

Total Liabilities and Stockholders’ Equity	$37,515	$52,285

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net revenue	$-	$-

General and administrative expenses	33,760	22,533

Loss from operations	(33,760)	(22,533)

Loss before income taxes	(33,760)	(22,533)

Provision for income taxes	-	-
Net loss	$(33,760)	$(22,533)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,051,405

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTSOF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(33,760)	$(22,533)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	1,010	-
Decrease (Increase) in prepaid expenses	(225)	-
Increase (Decrease) in accrued expenses	19,000	22,533
Increase (Decrease) in due to shareholders	(10)	-
Increase (Decrease) in other payable	-	69,355
Net cash provided by (used in) operating activities	(13,985)	69,355

Net increase (decrease) in cash and cash equivalents	(13,985)	69,355

Cash and Cash Equivalents
Beginning	50,150	3,369
Ending	$36,165	$72,724

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to distribute fabrics that were made out of silicon crystals.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended March 31, 2017, the Company had limited operations. As of March 31, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $299,791 and $266,031 as of March 31, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its director and shareholder for working capital purposes. As of March 31, 2017 and December 31, 2016, there were $3,307 and $3,317 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the director and shareholder.

NOTE 3. INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $299,791 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Federal income tax benefit attributable to:
Current Operations	$11,478	$7,662
Less: valuation allowance	(11,478)	(7,662)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$101,928	$90,450
Less: valuation allowance	(101,928)	(90,450)
Net deferred tax asset	$-	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2017 and 2016 are analyzed below:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net revenue for the three months ended March 31, 2017, and for the three months ended March 31, 2016, was $0.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses for the three months ended March 31, 2017, were $33,760 as compared to $22,533 for the three months ended March 31, 2016. The increase in those expenses was primarily attributable to the increase in legal, accounting, and professional service fees.

Our net loss was $33,760 for the three months ended March 31, 2017, as compared to $22,533 for the three months ended March 31, 2016. The increase in net loss was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $36,165 at March 31, 2017. Our total current assets were $37,515 at March 31, 2017. Our total current liabilities were $24,307 at March 31, 2017.

We had working capital of $13,208 at March 31, 2017, compared to working capital of $46,968 at December 31, 2016. The decrease in working capital was primarily due to an increase in accrued expenses and other liabilities.

Net cash provided by operating activities during the three months ended March 31, 2017, was $(13,985), compared to $69,355 for the three months ended March 31, 2016. The decrease in the cash provided by operating activities was primarily due to the increase in net loss.

Net change in cash and cash equivalents was a decrease of $13,985 for the three months ended March 31, 2017, compared to an increase of $69,355 for the three months ended March 31, 2016. Such decrease was primarily due to an increase in net loss and accrued expenses.

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

___________________

*	Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Date: May 15, 2017	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

