Form 10-Q
period 2017-06-30
HAHA GENERATION CORP.
filed 2017-08-14
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-55708

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

N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding, as of August 14, 2017, is 1,498,280.

2

PART I – FINANCIAL INFORMATION

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,426	$50,150
Other receivable	-	1,010
Prepaid expense	900	1,125
Total current assets	39,326	52,285

Total Assets	$39,326	$52,285

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expense and other liabilities	15,044	2,000
Due to shareholders	3,307	3,317
Total current liabilities	18,351	5,317

Total liabilities	18,351	5,317

Stockholders' Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 shares issued and outstanding	149,828	149,828
Additional paid-in capital	213,171	163,171
Accumulated deficit	(342,024)	(266,031)
Total stockholders' equity	20,975	46,968

Total Liabilities and Stockholders' Equity	$39,326	$52,285

The accompanying notes to financial statements are an integral part of these statements.

 HAHA GENERATION CORP.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenue	$-	$-	$-	$-

General and administrative expenses	42,256	14,290	76,016	36,823

Loss from operations	(42,256)	(14,290)	(76,016)	(36,823)

Other income (expenses)
Interest income	23	-	23	-
Total other income	23	-	23	-

Loss before income taxes	(42,233)	(14,290)	(75,993)	(36,823)

Provision for income taxes	-	-	-	-
Net loss	$(42,233)	$(14,290)	$(75,993)	$(36,823)

Net loss per share
Basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,355,869	1,498,280	1,203,637

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(75,993)	$(36,823)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	1,010	-
Decrease (Increase) in prepaid expenses	225	-
Increase (Decrease) in accrued expenses	13,044	25,304
Increase (Decrease) in due to shareholders	(10)	-
Net cash used in operating activities	(61,724)	(11,519)

Cash Flows from Financing Activities
Proceeds from capital injection	50,000	-
Proceeds from issuance of common stock	-	111,719
Net cash provided by financing activities	50,000	111,719

Net increase (decrease) in cash and cash equivalents	(11,724)	100,200

Cash and Cash Equivalents
Beginning	50,150	3,369
Ending	$38,426	$103,569

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2017

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016

.

Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to distribute fabrics that were made out of silicon crystals.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended June 30, 2017, the Company had limited operations. As of June 30, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $342,024 and $266,031 as of June 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its director and shareholder for working capital purposes. As of June 30, 2017 and December 31, 2016, there were $3,307 and $3,317 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the director and shareholder.

NOTE 3. SHAREHOLDERS’ EQUITY

During the second quarter of 2017, the Company received additional capital in an aggregate of $50,000 from Shiny City Co., Ltd. (the "Shiny City"). Shiny City was incorporated in April 1996 under the laws of Taiwan. As of June 30, 2017, the Company and Shiny City have not entered a stock subscription agreement. The Company has not issued any common shares to Shiny City during the six months ended June 30, 2017.

NOTE 4. INCOME TAXES

As of June 30, 2017, the Company had net operating loss carry forwards of approximately $342,024 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the six months ended June 30:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Federal income tax benefit attributable to:
Current Operations	$25,838	$12,520
Less: valuation allowance	(25,838)	(12,520)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of June 30, 2017 and December 31, 2016 is as follows:

	June 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$116,288	$90,450
Less: valuation allowance	(116,288)	(90,450)
Net deferred tax asset	$-	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the six months ended June 30, 2017 and 2016 are analyzed below:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the six months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended June 30, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Business Overview

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company is considered a shell company and has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company now intends to acquire a business entity focusing on technology research business for electric vehicle motor technology in the energy saving sector.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and 2016

We did not generate any revenue for the three and six months ended June 30, 2017 and 2016. We have limited business operations since incorporation.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses for the three and six months ended June 30, 2017, were $42,256 and $76,016, respectively, as compared to $14,290 and $36,823, respectively for the three and six months ended June 30, 2016. The increase in those expenses was primarily attributable to the increase in legal, accounting, and professional service fees.

Our net loss was $42,233 and $75,993 for the three and six months ended June 30, 2017, as compared to $14,290 and $36,823 for the three and six months ended June 30, 2016, respectively. The increase in net loss was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $20,975 as compared to working capital of $46,968 as of December 31, 2016. Cash and cash equivalents were $38,426 at June 30, 2017.

Net cash used in operating activities during the six months ended June 30, 2017, was $61,724, as compared to $11,519 for the six months ended June 30, 2016. The increase in the cash used in operating activities was primarily due to the increase in net loss.

Net cash provided by financing activities amounted to $50,000 for the six months ended June 30, 2017, compared to $111,719 cash provided during the six months ended June 30, 2016, representing a decrease of $61,719. The decrease in net cash provided by financing activities was mainly resulting from the decrease in capital contributions of $61,719 from shareholders during the six months ended June 30, 2017.

Net change in cash and cash equivalents was a decrease of $11,724 for the six months ended June 30, 2017, compared to an increase of $100,200 for the six months ended June 30, 2016. Such decrease was primarily due to an increase in net loss and accrued expenses.

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended June 30, 2017, the Company had limited operations. As of June 30, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our President and sole director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $342,024 and $266,031 as of June 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and therefore is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are a smaller reporting company and therefore is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Date: August 14, 2017	By:	/s/ Hsuan-Hsien Liao
Hsuan-Hsien Liao
Principal Executive Officer, Principal Financial Officer, President and Chairman of the Board

