Form 10-Q
period 2017-09-30
HAHA GENERATION CORP.
filed 2017-11-08
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-55708

HAHA Generation Corp.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District

Taipei City, 11060, Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

011-886-2-87860577

(Registrant’s telephone number, including area code)

Not Applicable

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

The number of shares of registrant’s common stock outstanding, as of November 8, 2017 is 1,498,280.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.
BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$168,076	$50,150
Other receivable	-	1,010
Prepaid expense	13,616	1,125
Total current assets	181,692	52,285

Total Assets	$181,692	$52,285

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense and other liabilities	3,000	2,000
Due to shareholders	3,307	3,317
Total current liabilities	6,307	5,317

Noncurrent Liabilities
Convertible notes payable – related parties	271,960	-
Accrued interest - related parties	75	-
Total liabilities	278,342	5,317

Stockholders' Equity
Common stock, $0.1 par value; 25,000,000 shares authorized, 1,498,280 shares issued and outstanding	149,828	149,828
Additional paid-in capital	163,171	163,171
Accumulated deficit	(409,649)	(266,031)
Total stockholders' equity	(96,650)	46,968

Total Liabilities and Stockholders' Equity	$181,692	$52,285

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net revenue	$-	$-	$-	$-

General and administrative expenses	67,550	14,950	143,566	51,773

Loss from operations	(67,550)	(14,950)	(143,566)	(51,773)

Other income (expenses)
Interest income	-	23	23	23
Interest expense	(75)	-	(75)	-
Total other income(expenses)	(75)	23	(52)	23

Loss before income taxes	(67,625)	(14,927)	(143,618)	(51,750)

Provision for income taxes	-	-	-	-
Net loss	$(67,625)	$(14,927)	$(143,618)	$(51,750)

Net loss per share
Basic and diluted	$(0.05)	$(0.01)	$(0.10)	$(0.04)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280	1,498,280	1,302,568

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(143,618)	$(51,750)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	1,010	-
Decrease (Increase) in prepaid expenses	(12,491)	(4,950)
Increase (Decrease) in accrued expenses	1,075	7,500
Increase (Decrease) in due to shareholders	(10)	-
Net cash used in operating activities	(154,034)	(49,200)

Cash Flows from Financing Activities
Proceeds from convertible note issued to related parties	271,960	-
Proceeds from issuance of common stock	-	111,718
Net cash provided by financing activities	271,960	111,718

Net increase (decrease) in cash and cash equivalents	117,926	62,518

Cash and Cash Equivalents
Beginning	50,150	3,369
Ending	$168,076	$65,887

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended September 30, 2017, the Company had limited operations. As of September 30, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, major shareholder and our former officer and director, which commitment is for 12 months, and all amounts lent by Ms. Hsuan-Hsien Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $409,649 and $266,031 as of September 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company plans to seek additional funds through private placements of its equity securities and/or capital contributions and loans from officer and director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in the registration statement of which this prospectus is a part do not include any adjustments that might occur from this uncertainty.

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

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of September 30, 2017 and December 31, 2016, there were $3,307 and $3,317 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

NOTE 3. CONVERTIBLE NOTES PAYABLE-RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of major shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of September 30, 2017, the accrued interest in connection with this Convertible Notes was $75.

Upon the closing of a Qualified Financing, defined as the issuance of equity securities to investors on or before the date of the repayment in full of this Convertible Notes in any equity financing resulting in gross proceeds of at least $1,000,000 (including the conversion of Convertible Notes and other debt), the outstanding principal and accrued interest of the Convertible Notes shall be automatically converted in whole without any further action by Shiny City into common stock shares of the Company at a conversion price at $1.00 per share.

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of September 30, 2017.

NOTE 4. INCOME TAXES

As of September 30, 2017, the Company had net operating loss carry forwards of approximately $409,649 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the nine months ended September 30:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Federal income tax benefit attributable to:
Current Operations	$48,830	$17,595
Less: valuation allowance	(48,830)	(17,595)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$139,280	$90,450
Less: valuation allowance	(139,280)	(90,450)
Net deferred tax asset	$-	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the nine months ended September 30, 2017 and 2016 are analyzed below:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended September 30, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

We did not generate any revenue for the three and nine months ended September 30, 2017 and 2016. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses were $67,550 and $143,566 for the three and nine months ended September 30, 2017, respectively, as compared to $14,950 and $51,773 for the three and nine months ended September 30, 2016, respectively. The increase in those expenses was primarily attributable to the increase in legal, accounting, and professional service fees.

Our net loss was $67,625 and $143,618 for the three and nine months ended September 30, 2017, as compared to $14,927 and $51,750 for the three and nine months ended September 30, 2016, respectively. The increase in net loss was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $175,385 as compared to working capital of $46,968 as of December 31, 2016. Cash and cash equivalents were $168,076 at September 30, 2017.

Net cash used in operating activities was $154,034 during the nine months ended September 30, 2017, as compared to $49,200 for the nine months ended September 30, 2016, representing an increase of $104,834. The increase in net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to the increase in net loss.

Net cash provided by financing activities amounted to $271,960 for the nine months ended September 30, 2017, compared to $111,718 cash provided during the nine months ended September 30, 2016, representing an increase of $160,242. The increase in net cash provided by financing activities for the nine months ended September 30, 2017 was mainly resulting from the sale of convertible promissory note in aggregate principal amount of $271,960 to a related party.

Net change in cash and cash equivalents was an increase of $117,926 for the nine months ended September 30, 2017, compared to an increase of $62,518 for the nine months ended September 30, 2016.

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended September 30, 2017, the Company had limited operations. As of September 30, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, our major shareholder and our former officer and director, which commitment is for 12 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $409,649 and $266,031 as of September 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

__________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Date: November 8, 2017	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

