Form 10-K
period 2017-12-31
HAHA GENERATION CORP.
filed 2018-03-29
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-55708

HAHA GENERATION CORP.
(Exact name of registrant as specified in its charter)

Nevada	32-0442871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District Taipei City, Taiwan (Republic of China)	11060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-886-227492597

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

The number of shares of registrant’s common stock outstanding, as of March 28, 2018, was 1,498,280.

PART I

Item 1. Business.

HAHA Generation Corp. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on June 10, 2014. Since inception, we have not generated any revenues and have accumulated losses in the amount of $454,944, as of December 31, 2017.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of silicon energy clothing products. Our administrative office is located at 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District. Taipei City, 11060, Taiwan (Republic of China).

Our fiscal year ends on December 31.

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

Also, we intend to advertise our products on clothing product websites; internet search engines, such as Google, selling cost-per-click advertising; and offline media, including newspaper, outdoor advertising, radio, television and direct mail. We believe that some of our sales will be driven by web-based traffic, and our marketing plan has been designed with a strong focus on e-commerce platforms such as Amazon and Alibaba and leveraging social networking platforms.

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

Employees and Employment Agreements

We, currently, have no employees. Our president (and sole director), Fang-Ying Liao, who, currently, devotes eight hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and Ms. Liao.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our business is presently operated from offices provided by our president, Fang-Ying Liao at 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District Taipei City, 11060, Taiwan (Republic of China). Ms. Liao provides those offices free of charge and no lease exists. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were 86 holders of record of our common stock as of March 28, 2018.

Recent Transactions Involving Unregistered Securities

None.

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

Whereas an individual who is deemed to be our affiliate and has beneficially owned our common shares for at least 6 months can sell his or her shares in a given 3-month period as follows:

1.	One percent of the number of shares of our common stock then outstanding, or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of the date of this report, we are a shell company. Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless that company:

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

We paid no dividends on our common stock in 2017. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Overview

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of silicon energy clothing products. Our administrative office is located at 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District Taipei City, 11060, Taiwan (Republic of China) . Our fiscal year ends on is December 31.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2017 and 2016, the Company had limited operations. As of December 31, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, the beneficial shareholder and the former officer and director of the Company, which commitment is for 12 months, and all amounts lent by Ms. Hsuan-Hsien Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred accumulated deficit of $454,944 and $266,031 as of December 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, prepaid expenses, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities. The carrying value of the Company’s notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Results of Operations

The following presents the results of the Company for the year ended December 31, 2017, and 2016:

General and Administrative Expenses. General and administrative expenses have increased by $123,213, or 189.6%, from $64,989 for the year ended December 31, 2016 to $188,802 for the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to the increase in legal, accounting, and other professional service fees.

Loss from Operations. Loss from operations was $188,802 for the year ended December 31 2017 as compared to $64,989 for the year ended December 31, 2016, representing an increase of $123,213, or 189.6%. Such increase was mainly due to the increase in general and administrative expenses.

Other Income (expenses). Other income (expenses) was $(711) for the year ended December 31, 2017, as compared to $56 for the year ended December 31, 2016. The decrease in other income was primarily because of the accrued interest payable to related parties during the year ended December 31, 2017.

Net Loss. Net loss was $188,913 for the year ended December 31, 2017, as compared to $64,933 for the year ended December 31, 2016. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and cash from financing activities. Our cash and cash equivalents were $130,631 at December 31, 2017, compared to $50,150 at December 31, 2016.

Net cash used in operating activities was $191,479 during the year ended December 31, 2017, compared to $64,937 during the year ended December 31, 2016.The change in the net cash used in operating activities was primarily attributable to net loss incurred during that year ended December 31, 2017 and the increase in prepaid expenses and the decrease in accrued expenses, partially offset by the decrease in other receivable and the increase in accrued interest-related parties.

Net cash flow provided by financing activities was $271,960 for the year ended December 31, 2017, compared to $111,718 for the year ended December 31, 2016. The cash flow provided by financing activities in the year ended December 31, 2017, was mainly resulting from the sale of convertible promissory note in aggregate principal amount of $271,960 to a related party.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2017 and 2016 were $0.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

KCCW Accountancy Corp. 3333 South Brea Canyon Road., #206 Diamond Bar, CA 91765 Tel: +1 909 348 7228 Fax: +1 909 895 4155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HAHA Generation Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HAHA Generation Corp. ( “the Company”) as of December 31, 2017 and 2016, the related statement of operations and comprehensive income(loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that HAHA Generation Corp. will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2015.

Diamond Bar, California

March 23, 2018

HAHA GENERATION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$130,631	$50,150
Other receivable	-	1,010
Prepaid expense	4,125	1,125
Total current assets	134,756	52,285

Total Assets	$134,756	$52,285

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	585	2,000
Due to shareholders	3,307	3,317
Total current liabilities	3,892	5,317

Noncurrent Liabilities
Convertible notes payable – related parties	271,960	-
Accrued interest – related parties	849	-
Total liabilities	276,701	5,317

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(454,944)	(266,031)
Total stockholders' equity (deficit)	(141,945)	46,968

Total Liabilities and Stockholders' Equity (Deficit)	$134,756	$52,285

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Net revenue	$-	$-

General and administrative expenses	188,202	64,989

Loss from operations	(188,202)	(64,989)

Other income (expenses)
Interest income	138	56
Interest expense – related parties	(849)	-
Total other income(expenses)	(711)	56

Loss before income tax	(188,913)	(64,933)

Provision for income tax	-	-
Net loss and Comprehensive loss	$(188,913)	$(64,933)

Net loss per share
Basic and diluted	$(0.13)	$(0.05)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,352,587

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities
Net loss	$(188,913)	$(64,933)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	1,010	(1,010)
Decrease (Increase) in prepaid expenses	(3,000)	(1,125)
Increase (Decrease) in accrued expenses	(1,415)	(1,186)
Increase (Decrease) in due to shareholders	(10)	3,317
Increase (Decrease) in accrued interest - related parties	849	-
Net cash used in operating activities	(191,479)	(64,937)

Cash Flows from Financing Activities
Proceeds from convertible note issued to related parties	271,960	-
Proceeds from issuance of common stock	-	111,718
Net cash provided by financing activities	271,960	111,718

Net increase in cash and cash equivalents	80,481	46,781

Cash and Cash Equivalents
Beginning	50,150	3,369
Ending	$130,631	$50,150

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,051,405	$1,051	$200,230	$(201,098)	$183
Common stock issued for cash on April 30, 2016	446,875	447	111,271	-	111,718
Net loss	-	-	-	(64,933)	(64,933)
Balance at December 31, 2016	1,498,280	$1,498	$311,501	$(266,031)	$46,968
Net loss	-	-	-	(188,913)	(188,913)
Balance at December 31, 2017	1,498,280	$1,498	$311,501	$(454,944)	$(141,945)

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

HAHA Generation Corp., (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to distribute fabrics that were made out of silicon crystals.

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017 and 2016, the Company had limited operations. As of December 31, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Hsuan-Hsien Liao, the beneficial shareholder and the former officer and director of the Company, which commitment is for 12 months, and all amounts lent by Ms. Hsuan-Hsien Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12 month period after the date of that commitment, which date was March 31, 2017. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred accumulated deficit of $454,944 and $266,031 as of December 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, prepaid expenses, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities. The carrying value of the Company’s notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2017 and 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of December 31, 2017 and 2016, there were $3,307 and $3,317 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

NOTE 3. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of beneficial shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of December 31, 2017, the accrued interest in connection with this Convertible Notes was $849.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of December 31, 2017.

NOTE 4. INCOME TAX

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $454,944 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for federal income tax consists of the following for the year ended December 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$39,672	$22,077
Less: valuation allowance	(39,672)	(22,077)
Net provision for Federal income taxes	$-	$-

The significant items comprising our net deferred tax amounts as of December 31, 2017 and 2016 is as follows:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$95,538	$90,450
Less: valuation allowance	(95,538)	(90,450)
Net deferred tax asset	$-	$0

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the years ended December 31, 2017 and 2016 are analyzed below:

	2017	2016
Statutory tax benefit	(34)%	(34)%
Provisional remeasurement of deferred taxes	13	-
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	34%
Provision for income taxes	-%	-%

For the year ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

On April 30, 2016, the Company issued 89,375 shares of common stock to fifty-two shareholders for $111,718 in cash.

On June 20, 2016, the Company, pursuant to action by a Written Consent of Sole Director, filed a Certificate of Change with the Nevada Secretary of State to increase the authorized number of shares of the Company's common stock to 25,000,000 and effectuate a forward stock split on a 5 for 1 basis (the "Certificate"). Pursuant to the Certificate, the authorized number of shares of the Company's common stock is increased to 25,000,000, par value $0.1, and the Company issues 5 shares for every 1 share of the Company's common stock that was issued and outstanding (the "Forward Stock Split"). No fractional shares will be issued in connection with the Forward Stock Split. All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 5 forward stock split.

Effective on January 5, 2018, the Company amended its Articles of Incorporation to increase the number of common stock authorized from 25,000,000 to 1,000,000,000, and to change par value of common stock from $0.1 to $0.001, and to increase the number of preferred stock authorized from 0 to 20,000,000, par value of $0.001.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer, and g, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date of Appointment
Fang-Ying Liao	26	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	August 21, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Fang-Ying Liao, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Fang-Ying Liao has been the Director and Secretary of Poseidon Power Technology Corp. since January 2017. She has also been the Director and President at HAHA Generation Power Corp. since November 2016. Before that, she served as the Special Assistant at Shinin Silica Corp. from January 2013 to October 2015, F&B Senior Staff at W Hotel Taipei from July 2012 to December 2012, and Office Assistant at Shiny City Co., Ltd. from February 2011 to June 2012. Ms. Liao studied Hotel Management at Hotel Institute Montreux, Switzerland from February 2010 to January 2011. We believe her management experience and expertise will greatly contribute to the growth of the company.

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2017, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

Fang-Ying Liao President, CEO, CFO, Secretary and Treasurer	2017	0	0	0	0	0	0	0	$0

Hsuan-Hsien Liao Former President, Secretary	2017	0	0	0	0	0	0	0	$0
and Treasurer	2016	0	0	0	0	0	0	0	$0

We have not entered into any employment agreements.

As of our fiscal year ended December 31, 2017, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2017. No equity awards were granted during the year ended December 31, 2017.

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 28, 2018, by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us.

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 1,498,280 shares of common stock that were issued and outstanding as of March 28, 2018. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o HAHA Generation Corp., 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District Taipei City, 11060, Taiwan (Republic of China).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Director and Executive Officer
Fang-Ying Liao	164,125	10.95%
Directors and Officers as a Group (1 person)	164,125	10.95%
5% or more shareholder
Hsuan-Hsien Liao	244,075	16.29%
Ren-Li Liao	164,950	11.01%
Hu Wen-Hua Liao	165,000	11.01%
Yu-Seng Liao	160,500	10.71%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to Shareholders

The Company has advanced funds from its shareholder for working capital purposes. As of December 31, 2017 and 2016, there were $3,307 and $3,317 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

Convertible Notes Payable - Related Parties

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of beneficial shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of December 31, 2017, the accrued interest in connection with this Convertible Notes was $849.

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

PART IV

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$12,000	$12,000
Audit-Related Fees		0
Tax Fees		0
All Other Fees		0
Total	$12,000	$12,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	Certificate of Correction of Articles of Incorporation
3.4(2)	Certificate of Change
3.5(1)	Bylaws
10.1(1)	Marketing and Distribution Agreement dated August 1, 2015, with Shinin Silica Corp., a Taiwanese corporation
10.2(1)	Form of Subscription Agreement
14(1)	Code of Ethics
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99(1)	Funding Commitment dated March 31, 2015 in the amount of $100,000 by Hsuan-Hsien Liao
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

___________

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.
(1)	Included as exhibits to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015
(2)	Included as an exhibit to that Current Report on Form 8-K filed with the SEC on June 23, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Dated: March 29, 2018	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fang-Ying Liao	President, Chief Financial Officer and	March 29, 2018
Fang-Ying Liao	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

