Form 10-Q
period 2018-03-31
HAHA GENERATION CORP.
filed 2018-05-10
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of registrant’s common stock outstanding, as of May 8, 2018 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$115,586	$130,631
Prepaid expense	-	4,125
Total current assets	115,586	134,756

Total Assets	$115,586	$134,756

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	13,925	585
Due to shareholders	3,307	3,307
Total current liabilities	17,232	3,892

Noncurrent Liabilities
Convertible notes payable - related parties	271,960	271,960
Accrued interest - related parties	1,520	849
Total liabilities	290,712	276,701

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(488,125)	(454,944)
Total stockholders' equity (deficit)	(175,126)	(141,945)

Total Liabilities and Stockholders' Equity (Deficit)	$115,586	$134,756

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2018	2017
Net revenue	$-	$-

General and administrative expenses	32,510	33,760

Loss from operations	(32,510)	(33,760)

Other income (expense)
Interest expense - related parties	(671)	-
Total other income(expense)	(671)	-

Loss before income taxes	(33,181)	(33,760)

Provision for income taxes	-	-
Net loss	$(33,181)	$(33,760)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(33,181)	$(33,760)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	1,010
Decrease (Increase) in prepaid expenses	4,125	(225)
Increase (Decrease) in accrued expenses	13,340	19,000
Increase (Decrease) in due to shareholders	-	(10)
Increase (Decrease) in accrued interest - related parties	671	-
Net cash used in operating activities	(15,045)	(13,985)

Net decrease in cash and cash equivalents	(15,045)	(13,985)

Cash and Cash Equivalents
Beginning	130,631	50,150
Ending	$115,586	$36,165

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to distribute fabrics that were made out of silicon crystals.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended March 31, 2018, the Company had limited operations. As of March 31, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24- month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $488,125 and $454,944 as of March 31, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Financial Statements.

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of March 31, 2018 and December 31, 2017, there were $3,307 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

NOTE 3. CONVERTIBLE NOTES PAYABLE-RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of major shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of March 31, 2018, the accrued interest in connection with this Convertible Notes was $1,520.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of March 31, 2018.

NOTE 4. INCOME TAXES

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $488,125 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the three months ended March 31, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for federal income tax consists of the following:

	For the Three Months Ended March 31,
	2018	2017
Federal income tax benefit attributable to:
Current Operations	$6,968	$11,478
Less: valuation allowance	(6,968)	(11,478)
Net provision for Federal income taxes	$-	$-

The significant items comprising our net deferred tax amount as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$102,506	$95,538
Less: valuation allowance	(102,506)	(95,538)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2018 and 2017 are analyzed below:

	For the Three Months Ended March 31,
	2018	2017
Statutory tax benefit	(21)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	34%
Provision for income taxes	-%	-%

For the three months ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

On April 30, 2016, the Company issued 89,375 shares of common stock to fifty-two shareholders for $111,718 in cash.

On June 20, 2016, the Company, pursuant to action by a Written Consent of Sole Director, filed a Certificate of Change with the Nevada Secretary of State to increase the authorized number of shares of the Company’s common stock to 25,000,000 and effectuate a forward stock split on a 5 for 1 basis (the “Certificate”). Pursuant to the Certificate, the authorized number of shares of the Company’s common stock is increased to 25,000,000, par value $0.1, and the Company issues 5 shares for every 1 share of the Company’s common stock that was issued and outstanding (the “Forward Stock Split”). No fractional shares will be issued in connection with the Forward Stock Split. All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 5 forward stock split.

Effective on January 5, 2018, the Company amended its Articles of Incorporation to increase the number of common stock authorized from 25,000,000 to 1,000,000,000, and to change par value of common stock from $0.1 to $0.001, and to increase the number of preferred stock authorized from 0 to 20,000,000, par value of $0.001.

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended March 31, 2018 and 2017. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Business Overview

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company is considered a shell company and has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company intends to acquire a business entity focusing on technology research business for electric vehicle motor technology in the energy saving sector.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Net Revenues: We did not generate any revenue for the three months ended March 31, 2018 and 2017. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses were $32,510 and for the three months ended March 31, 2018 as compared to $33,760 for the three months ended March 31, 2017. The decrease in those expenses was primarily attributable to the decrease in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations was $32,510 for the three months ended March 31 2018 as compared to $33,760 for the three months ended March 31, 2017, representing a decrease of $1,250, or (3.7)%. Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income (expenses): Other income (expenses) was $(671) for the three months ended March 31, 2018, as compared to $0 for the three months ended March 31, 2017. The increase in other expenses was primarily because of the accrued interest payable to related parties during the three months ended March 31, 2018.

Net Loss: Our net loss was $33,181 for the three months ended March 31, 2018, as compared to $33,760 for the three months ended March 31, 2017, respectively. The decrease in net loss was a result of the decrease in general and administrative expenses and the increase in other expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $98,354 as compared to working capital of $130,864 as of December 31, 2017. Cash and cash equivalents were $115,586 at March 31, 2018.

Net cash used in operating activities was $15,045 during the three months ended March 31, 2018, as compared to 13,985 for the three months ended March 31, 2017, representing an increase of $1,060. The increase in net cash used in operating activities for the three months ended March 31, 2018 was primarily due to the net loss, partially offset by the decrease in prepaid expenses and the increase in accrued expenses.

Net change in cash and cash equivalents was a decrease of $15,045 for the three months ended March 31, 2018, compared to a decrease of $13,985 for the three months ended March 31, 2017.

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended March 31, 2018, the Company had limited operations. As of March 31, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $488,125 and $454,944 as of March 31, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

We are a smaller reporting company and therefore not required to provide the information required by this item.

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

HAHA Generation Corp.

Date: May 10, 2018	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

