Form 10-Q
period 2018-06-30
HAHA GENERATION CORP.
filed 2018-08-08
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of registrant’s common stock outstanding, as of August 2, 2018 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	June 30.	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$57,296	$130,631
Prepaid expense	16,900	4,125
Total current assets	74,196	134,756

Total Assets	$74,196	$134,756

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$5,350	$585
Due to shareholders	3,697	3,307
Total current liabilities	9,047	3,892

Noncurrent Liabilities
Convertible notes payable – related parties	271,960	271,960
Accrued interest - related parties	2,191	849
Total Liabilities	283,198	276,701

Stockholders' Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(522,001)	(454,944)
Total Stockholders' Equity (Deficit)	(209,002)	(141,945)

Total Liabilities and Stockholders' Equity (Deficit)	$74,196	$134,756

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$-	$-	$-	$-

General and administrative expenses	65,890	76,016	33,380	42,256

Loss from operations	(65,890)	(76,016)	(33,380)	(42,256)

Other income (expense)
Interest income	174	23	174	23
Interest expense – related parties	(1,341)	-	(670)	-
Total other income(expense)	(1,167)	23	(496)	23

Loss before income taxes	(67,057)	(75,993)	(33,876)	(42,233)
Provision for income taxes	-	-	-	-
Net loss	$(67,057)	$(75,993)	$(33,876)	$(42,233)

Net loss per share
Basic and diluted	$(0.04)	$(0.05)	$(0.02)	$(0.03)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(67,057)	$(75,993)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	1,010
Decrease (Increase) in prepaid expenses	(12,775)	225
Increase (Decrease) in accrued expenses	4,766	13,044
Increase (Decrease) in due to shareholders	390	(10)
Increase (Decrease) in accrued interest - related parties	1,341	-
Net cash used in operating activities	(73,335)	(61,724)

Cash Flows from Financing Activities
Proceeds from convertible note issued to related parties	-	50,000
Net cash provided by financing activities	-	50,000

Net decrease in cash and cash equivalents	(73,335)	(11,724)

Cash and Cash Equivalents
Beginning	130,631	50,150
Ending	$57,296	$38,426

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended June 30, 2018, the Company had limited operations. As of June 30, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24- month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $522,001 and $454,944 as of June 30, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

NOTE 2. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholders for working capital purposes. As of June 30, 2018 and December 31, 2017, there were $3,697 and 3,307 advances outstanding respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

NOTE 3. CONVERTIBLE NOTES PAYABLE-RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of major shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of June 30, 2018 and December 31, 2017, the accrued interest in connection with this Convertible Notes was $2,191 and $849, respectively.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of June 30, 2018.

NOTE 4. INCOME TAXES

As of June 30, 2018, the Company had net operating loss carry forwards of approximately $522,001 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at June 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the six months ended June 30, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for federal income tax consists of the following:

	For the Six Months Ended June 30,
	2018	2017
Federal income tax benefit attributable to:
Current Operations	$14,082	$25,838
Less: valuation allowance	(14,082)	(25,838)
Net provision for Federal income taxes	$-	$-

The significant items comprising our net deferred tax amount as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$109,620	$95,538
Less: valuation allowance	(109,620)	(95,538)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the six months ended June 30, 2018 and 2017 are analyzed below:

	For the Six Months Ended June 30,
	2018	2017
Statutory tax benefit	(21)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	34%
Provision for income taxes	-%	-%

For the six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended June 30, 2018 and 2017. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Business Overview

HAHA Generation Corp. (the “Company”), a developmental stage company, was incorporated on June 10, 2014 in the State of Nevada. The Company is considered a shell company and has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company intends to acquire a business entity focusing on technology research business for electric vehicle motor technology in the energy saving sector.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Net Revenues: We did not generate any revenue for the three and six months ended June 30, 2018 and 2017. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses were $33,380 and $65,890 for the three and six months ended June 30, 2018, as compared to $42,256 and $76,016 for the three and six months ended June 30, 2017, respectively. The decrease in those expenses was primarily attributable to the decrease in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations were $33,380 and $65,890 for the three and six months ended June 30 2018, as compared to $42,256 and $76,016 for the three and six months ended June 30, 2017, respectively. Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income (expenses): Other income (expenses) were $(496) and $(1,167) for the three and six months ended June 30, 2018, as compared to $23 for the three and six months ended June 30, 2017. The increase in other expenses was primarily because of the accrued interest payable to related parties during the three and six months ended June 30, 2018.

Net Loss: Our net loss was $33,876 and $67,057 for the three and six months ended June 30, 2018, as compared to $42,233 and $75,993 for the three and six months ended June 30, 2017, respectively. The decrease in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $65,149 as compared to working capital of $130,864 as of December 31, 2017. Cash and cash equivalents were $57,296 at June 30, 2018.

Net cash used in operating activities was $73,335 during the six months ended June 30, 2018, as compared to $61,724 for the six months ended June 30, 2017, representing an increase of $11,611. The increase in net cash used in operating activities for the six months ended June 30, 2018 was primarily attributable to the net loss incurred for the six months ended June 30, 2018 and the increase in prepaid expenses, partially offset by the increase in accrued expenses and accrued interest.

Net cash provided by financing activities was $0 for the six months ended June 30, 2018, as compared to $50,000 for the six months ended June 30, 2017, representing a decrease of $50,000. The decrease in net cash provided by financing activities was because we had no additional capital injection from shareholder during the six months ended June 30, 2018.

Net change in cash and cash equivalents was a decrease of $73,335 for the six months ended June 30, 2018, compared to a decrease of $11,724 for the six months ended June 30, 2017.

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended June 30, 2018, the Company had limited operations. As of June 30, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24- month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $522,001 and $454,944 as of June 30, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

HAHA Generation Corp.

Date: August 8, 2018	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

