Form 10-K
period 2018-12-31
HAHA GENERATION CORP.
filed 2019-03-27
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

The number of shares of registrant’s common stock outstanding, as of March 25, 2019, was 1,498,280.

PART I

Item 1. Business.

HAHA Generation Corp. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on June 10, 2014. Since inception, we have not generated any revenues and have accumulated losses in the amount of $595,984 as of December 31, 2018.

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

There were 86 holders of record of our common stock as of March 25, 2019.

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

We paid no dividends on our common stock in 2018. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had limited operations since its incorporation. As of December 31, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $141,040 and $188,913 for the years ended December 31, 2018 and 2017, and had an accumulated deficit of $595,984 and $454,944 as of December 31, 2018 and 2017, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2018 and 2017, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

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

Results of Operations

The following presents the results of the Company for the year ended December 31, 2018, and 2017:

Net Revenues: We did not generate any revenue for the years ended December 31, 2018 and 2017. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $138,600 for the year ended December 31, 2018 as compared to $188,202 for the year ended December 31, 2017, representing a decrease of $49,602 or (26.36)%. The decrease in general and administrative expenses was primarily attributable to the decrease in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations was $138,600 for the year ended December 31, 2018 as compared to $188,202 for the year ended December 31, 2017, representing a decrease of $49,602, or (26.36)%. Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $(2,440) for the year ended December 31, 2018, as compared to $(711) for the year ended December 31, 2017, representing an increase of $1,729 or 243.18%. The increase in other expenses was primarily because of the accrued interest payable to related parties during the year ended December 31, 2018.

Net Loss: Net loss was $141,040 for the year ended December 31, 2018, as compared to $188,913 for the year ended December 31, 2017, representing a decrease of $47,873, or (25.34%). The decrease in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of December 31, 2018, we had working capital (deficit) of $ (7,456) as compared to working capital of $130,864 as of December 31, 2017. Cash and cash equivalents were $33,117 at December 31, 2018.

Net cash used in operating activities was $97,514 during the year ended December 31, 2018, compared to $191,479 during the year ended December 31, 2017, representing a decrease of $93,965. The decrease in the net cash used in operating activities was primarily attributable to the decrease in net loss and the increase in accrued expenses.

Net cash flow provided by financing activities was $0 for the year ended December 31, 2018, compared to $271,960 for the year ended December 31, 2017, representing a decrease of $271,960. The decrease in net cash provided by financing activities was because we had no additional capital injection from shareholder during the year ended December 31, 2018.

Net change in cash and cash equivalents was a decrease of $97,514 for the year ended December 31, 2018, compared to an increase of $80,481 for the year ended December 31, 2017.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2018 and 2017 were $0.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HAHA Generation Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HAHA Generation Corp. ( the Company) as of December 31, 2018 and 2017, the related statements of operations, stockholders equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on the Companys financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Companys ability to continue as a going concern. Managements plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Companys auditor since 2015.

Diamond Bar, California

March 14, 2019

HAHA GENERATION CORP.

BALANCE SHEETS

	December 31.	December 31,
	2018	2017
Assets

Current Assets
Cash and cash equivalents	$33,117	$130,631
Prepaid expense	1,124	4,125
Total current assets	34,241	134,756

Total Assets	$34,241	$134,756

Liabilities and Stockholders Equity (Deficit)

Current Liabilities
Accrued expenses	38,000	585
Due to shareholders	3,697	3,307
Total current liabilities	41,697	3,892

Noncurrent Liabilities
Convertible notes payable related parties	271,960	271,960
Accrued interest related parties	3,569	849
Total Liabilities	317,226	276,701

Stockholders Equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized,1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(595,984)	(454,944)
Total Stockholders Equity (Deficit)	(282,985)	(141,945)

Total Liabilities and Stockholders Equity (Deficit)	$34,241	$134,756

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Net revenue	$-	$-

General and administrative expenses	138,600	188,202

Loss from operations	(138,600)	(188,202)

Other income (expense)
Interest income	280	138
Interest expense related parties	(2,720)	(849)
Total other income (expense)	(2,440)	(711)

Loss before income taxes	(141,040)	(188,913)
Provision for income taxes	-	-
Net loss	$(141,040)	$(188,913)

Net loss per share
Basic and diluted	$(0.09)	$(0.13)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows from Operating Activities
Net loss	$(141,040)	$(188,913)
Changes in assets and liabilities:
Decrease (Increase) in other receivable	-	1,010
Decrease (Increase) in prepaid expenses	3,001	(3,000)
Increase (Decrease) in accrued expenses	37,415	(1,415)
Increase (Decrease) in due to shareholders	390	(10)
Increase (Decrease) in accrued interest - related parties	2,720	849
Net cash used in operating activities	(97,514)	(191,479)

Cash Flows from Financing Activities
Proceeds from convertible note issued to related parties	-	271,960
Net cash provided by financing activities	-	271,960

Net increase (decrease) in cash and cash equivalents	(97,514)	80,481

Cash and Cash Equivalents
Beginning	130,631	50,150
Ending	$33,117	$130,631

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

F-5

HAHA GENERATION CORP.
STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,498,280	$1,498	$311,501	$(266,031)	$46,968
Net loss	-	-	-	(188,913)	(188,913)
Balance at December 31, 2017	1,498,280	$1,498	$311,501	$(454,944)	$(141,945)
Net loss	-	-	-	(141,040)	(141,040)
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)

HAHA GENERATION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Organization

HAHA Generation Corp., (the Company), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Companys business plan is to distribute fabrics that were made out of silicon crystals.

The Companys year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had limited operations since its incorporation. As of December 31, 2018, the Company has not emerged from the development stage. In view of these matters, the Companys ability to continue as a going concern is dependent upon the Companys ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24- month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $141,040 and $188,913 for the years ended December 31, 2018 and 2017, and had an accumulated deficit of $595,984 and $454,944 as of December 31, 2018 and 2017, respectively. These conditions raise substantial doubt about the Companys ability to continue as a going concern.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Companys losses raise substantial doubt about its ability to continue as a going concern. The Companys financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company plans to seek additional funds through private placements of its equity securities and/or capital contributions and loans from officer and director. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The financial statements included in the registration statement of which this prospectus is a part do not include any adjustments that might occur from this uncertainty.

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

Fair Value Measurements

FASB ASC 820, Fair Value Measurements defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Companys own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

F-8

•

Level 2 Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, prepaid expenses, accrued expenses, and due to shareholders, approximate fair value due to their relatively short maturities. The carrying value of the Companys notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

During the years ended December 31, 2018 and 2017, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2018 and 2017, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (Tax Act) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Acts enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Accrued professional fees	$38,000	$585

NOTE 3. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholders for working capital purposes. As of December 31, 2018 and 2017, there were $3,697 and 3,307 advances outstanding respectively. The Company and its shareholders have agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

NOTE 4. CONVERTIBLE NOTES PAYABLE-RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the Convertible Notes) to Shiny City Co., Ltd. (the Shiny City), a Taiwanese company owned by one of major shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of December 31, 2018 and 2017, the accrued interest in connection with this Convertible Notes was $3,569 and $849, respectively.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of December 31, 2018.

NOTE 5. INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $595,984 that may be available to reduce future years taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (Federal Tax Rate) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2018 and 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 and 2017 resulted in a net effect of $0 discrete tax expenses (benefit). The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for federal income tax consists of the following for the years ended December 31:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$29,618	$39,672
Less: valuation allowance	(29,618)	(39,672)
Net provision for Federal income taxes	$-	$-

The significant item comprising the Companys net deferred tax amount as of December 31, 2018 and 2017 is as follows:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$125,156	$95,538
Less: valuation allowance	(125,156)	(95,538)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the years ended December 31, 2018 and 2017 are analyzed below:

	2018	2017
Statutory tax benefit	(21)%	(34)%
Provisional remeasurement of deferred taxes	-%	13%
Permanent items	-%	-%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the years ended December 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 6. STOCKHOLDERS EQUITY (DEFICIT)

On April 30, 2016, the Company issued 89,375 shares of common stock to fifty-two shareholders for $111,718 in cash.

On June 20, 2016, the Company, pursuant to action by a Written Consent of Sole Director, filed a Certificate of Change with the Nevada Secretary of State to increase the authorized number of shares of the Companys common stock to 25,000,000 and effectuate a forward stock split on a 5 for 1 basis (the Certificate). Pursuant to the Certificate, the authorized number of shares of the Companys common stock is increased to 25,000,000, par value $0.1, and the Company issues 5 shares for every 1 share of the Companys common stock that was issued and outstanding (the Forward Stock Split). No fractional shares will be issued in connection with the Forward Stock Split. All shares outstanding for all periods have been retroactively restated to reflect Companys 1 to 5 forward stock split.

Effective on January 5, 2018, the Company amended its Articles of Incorporation to increase the number of common stock authorized from 25,000,000 to 1,000,000,000, to change par value of common stock from $0.1 to $0.001, and to increase the number of preferred stock authorized from 0 to 20,000,000, par value of $0.001.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures ( Disclosure Controls ), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act ), as of December 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole director. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ( Section 404 ). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the period ended December 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date of Appointment
Fang-Ying Liao	27	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	August 21, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2018, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person s office or position. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics; Financial Expert

We have a Code of Ethics applicable to our principal executive, financial and accounting officers. A copy of that Code of Ethics is attached as Exhibit 14 to that Registration Statement on Form S-1 filed with the SEC on October 16, 2015. We do not have a financial expert on our Board of Directors.

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

Fang-Ying Liao President, CEO, CFO, Secretary and Treasurer	2018	0	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	0	$0

Hsuan-Hsien Liao Former President, Secretary
and Treasurer	2017	0	0	0	0	0	0	0	$0

We have not entered into any employment agreements.

As of our fiscal year ended December 31, 2018, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2018. No equity awards were granted during the year ended December 31, 2018.

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 25, 2019, by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the Exchange Act ) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us.

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 1,498,280 shares of common stock that were issued and outstanding as of March 25, 2019. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 25, 2019. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to Shareholders

The Company has advanced funds from its shareholder for working capital purposes. As of December 31, 2018 and 2017, there were $3,697 and $3,307 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

Convertible Notes Payable - Related Parties

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the Convertible Notes ) to Shiny City Co., Ltd. (the Shiny City ), a Taiwanese company owned by one of beneficial shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of December 31, 2018 and 2017, the accrued interest in connection with this Convertible Notes was $3,569 and $849, respectively.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of December 31, 2018.

PART IV

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$12,000	$12,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,000	$12,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2018, is compatible with maintaining the auditor s independence.

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

HAHA Generation Corp.

Dated: March 27, 2019	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fang-Ying Liao	President, Chief Financial Officer and	March 27, 2019
Fang-Ying Liao	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

