Form 10-Q
period 2019-03-31
HAHA GENERATION CORP.
filed 2019-05-13
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

The number of shares of registrant’s common stock outstanding, as of May 6, 2019 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$31,272	$33,117
Prepaid expense	1,350	1,124
Total current assets	32,622	34,241

Total Assets	$32,622	$34,241

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	68,500	38,000
Due to shareholders	3,697	3,697
Total current liabilities	72,197	41,697

Noncurrent Liabilities
Convertible notes payable – related parties	271,960	271,960
Accrued interest - related parties	4,240	3,569
Total liabilities	348,397	317,226

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(628,774)	(595,984)
Total stockholders' deficit	(315,775)	(282,985)

Total Liabilities and Stockholders' Deficit	$32,622	$34,241

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2019	2018
Net revenue	$-	$-

General and administrative expenses	32,119	32,510

Loss from operations	(32,119)	(32,510)

Other income (expense)
Interest expense – related parties	(671)	(671)
Total other income(expense)	(671)	(671)

Loss before income taxes	(32,790)	(33,181)

Provision for income taxes	-	-
Net loss	$(32,790)	$(33,181)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,498,280	$1,498	$311,501	$(454,944)	$(141,945)
Net loss	-	-	-	(33,181)	(33,181)
Balance at March 31, 2018	1,498,280	$1,498	$311,501	$(488,125)	$(175,126)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)
Net loss	-	-	-	(32,790)	(32,790)
Balance at March 31, 2019	1,498,280	$1,498	$311,501	$(628,774)	$(315,775)

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(32,790)	$(33,181)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(225)	4,125
Increase in accrued expenses	30,499	13,340
Increase in accrued interest - related parties	671	671
Net cash used in operating activities	(1,845)	(15,045)

Net decrease in cash and cash equivalents	(1,845)	(15,045)

Cash and Cash Equivalents
Beginning	33,117	130,631
Ending	$31,272	$115,586

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

.

Organization

HAHA Generation Corp., a company in the developmental stage (the “Company”), was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to distribute fabrics that were made out of silicon crystals.

The Companys year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company has not emerged from the development stage and had limited operations.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $32,790 and $33,181 for the three months ended March 31, 2019 and 2018, and had an accumulated deficit of $628,774 and $595,984 as of March 31, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions in Taiwan, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading, or speculative purposes. Concentration of credit risk with respect to accounts receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

During the three months ended March 31, 2019 and 2018, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)

Accrued professional fees	$68,500	$38,000

NOTE 3. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of March 31, 2019 and December 31, 2018, there were $3,697 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

1% Unsecured Convertible Promissory Notes dated September 8, 2017

On September 8, 2017, the Company sold $271,960 in aggregate principal amount of convertible promissory note (the “Convertible Notes”) to Shiny City Co., Ltd. (the “Shiny City”), a Taiwanese company owned by one of major shareholders of the Company. The Convertible Notes will mature on September 7, 2020 with accrued interest at 1% per annum due upon maturity. As of March 31, 2019 and December 31, 2018, the accrued interest in connection with this Convertible Notes was $4,240 and $3,569, respectively.

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

In accordance with ASC 470-20, the Company recognized none of intrinsic value of embedded beneficial conversion feature present in the Convertible Notes as of March 31, 2019 and December 31, 2018.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (Federal Tax Rate) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2019 and December 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit).

As of March 31, 2019, the Company had net operating loss carry forwards of approximately $628,774 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Three Months Ended March 31,
	2019	2018
Federal income tax benefit attributable to:
Current Operations	$6,886	$6,968
Less: valuation allowance	(6,886)	(6,968)
Net provision for Federal income taxes	$-	$-

The significant items comprising our net deferred tax amount as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Deferred tax asset attributable to:	(Unaudited)
Net operating loss carryover	$132,042	$125,156
Less: valuation allowance	(132,042)	(125,156)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2019 and 2018 are analyzed below:

	For the Three Months Ended March 31,
	2019	2018
Statutory tax benefit	(21)%	(21)%
Permanent items	-%	-%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the three months ended March 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 6. STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended March 31, 2019 and 2018. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Business Overview

HAHA Generation Corp. (the “Company”) was incorporated on June 10, 2014 in the State of Nevada. The Company is considered a shell company and has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company intends to acquire a business entity focusing on technology research business for electric vehicle motor technology in the energy saving sector.

Results of Operations

Net Revenues: We did not generate any revenue for the three months ended March 31, 2019 and 2018. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $32,119 for the three months ended March 31, 2019, as compared to $32,510 for the three months ended March 31, 2018, representing a decrease of $391 or (1.20)%, , which was not considered a substantial change.

Loss from Operations: Loss from operations was $32,119 for the three months ended March 31, 2019, as compared to $32,510 for the three months ended March 31, 2018, representing a decrease of $391 or (1.20)%.  Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $(671) for the three months ended March 31, 2019, which remained the same as compared to $(671) for the three months ended March 31, 2018.

Net Loss: Our net loss was $32,790 for the three months ended March 31, 2019, as compared to $33,181 for the three months ended March 31, 2018, representing a decrease of $391 or (1.18)%. The decrease in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of March 31, 2019, we had working capital (deficit) of $(39,575) as compared to working capital (deficit) of $(7,456) as of December 31, 2018. Cash and cash equivalents were $31,272 at March 31, 2019.

Net cash used in operating activities was $1,845 during the three months ended March 31, 2019, as compared to $15,045 for the three months ended March 31, 2018, representing a decrease of $13,200. The decrease in net cash used in operating activities for the three months ended March 31, 2019 was primarily attributable to the decrease in net loss and the increase in accrued expenses.

Net change in cash and cash equivalents was a decrease of $1,845 for the three months ended March 31, 2019, compared to a decrease of $15,045 for the three months ended March 31, 2018.

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended March 31, 2019, the Company had limited operations. As of March 31, 2019, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $628,774 and $595,984 as of March 31, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 13, 2019	HAHA Generation Corp. /s/ Fang-Ying Liao
Fang-Ying Liao Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

