Form 10-Q
period 2019-09-30
HAHA GENERATION CORP.
filed 2019-11-08
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From ____________ To ____________

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The number of shares of registrant’s common stock outstanding, as of October 31, 2019 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,465	$33,117
Prepaid expenses	10,199	1,124
Total current assets	17,664	34,241

Total Assets	$17,664	$34,241

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	14,000	38,000
Due to related parties	3,697	3,697
Total current liabilities	17,697	41,697

Noncurrent Liabilities
Convertible notes payable – related parties	-	271,960
Accrued interest - related parties	-	3,569
Total Liabilities	17,697	317,226

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 278,368,460 shares and 1,498,280 shares issued and outstanding, respectively	278,368	1,498
Additional paid-in capital	311,501	311,501
Accumulated deficit	(589,902)	(595,984)
Total Stockholders’ Equity (Deficit)	(33)	(282,985)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,664	$34,241

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$-	$-	$-	$-

General and administrative expenses	52,655	97,985	9,636	32,095

Loss from operations	(52,655)	(97,985)	(9,636)	(32,095)

Other income (expense)
Interest income	78	174	-	-
Interest expense – related parties	(1,341)	(2,012)	-	(671)
Gain on forgiveness of debt	60,000	-	-	-
Total other income(expense)	58,737	(1,838)	-	(671)

Income (loss) before income taxes	6,082	(99,823)	(9,636)	(32,766)
Provision for income taxes	-	-	-	-
Net income (loss)	$6,082	$(99,823)	$(9,636)	$(32,766)

Net income (loss) per share
Basic and diluted	$0.00	$(0.07)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	70,462,281	1,498,280	206,141,457	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,498,280	$1,498	$311,501	$(454,944)	$(141,945)
Net loss	-	-	-	(33,181)	(33,181)
Balance at March 31, 2018	1,498,280	$1,498	$311,501	$(488,125)	$(175,126)
Net loss	-	-	-	(33,876)	(33,876)
Balance at June 30, 2018	1,498,280	$1,498	$311,501	$(522,001)	$(209,002)
Net loss	-	-	-	(32,766)	(32,766)
Balance at September 30, 2018	1,498,280	$1,498	$311,501	$(554,767)	$(241,768)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)
Net loss	-	-	-	(32,790)	(32,790)
Balance at March 31, 2019	1,498,280	$1,498	$311,501	$(628,774)	$(315,775)
Net income	-	-	-	48,508	48,508
Balance at June 30, 2019	1,498,280	$1,498	$311,501	$(580,266)	$(267,267)
Common stock issued to related parties through debt conversion	276,870,180	276,870	-	-	276,870
Net loss	-	-	-	(9,636)	(9,636)
Balance at September 30, 2019	278,368,460	$278,368	$311,501	$(589,902)	$(33)

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$6,082	$(99,823)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(60,000)	-
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(9,075)	(7,324)
Increase (Decrease) in accrued expenses	36,000	22,665
Increase (Decrease) in due to related parties	-	390
Increase (Decrease) in accrued interest - related parties	1,341	2,012
Net cash used in operating activities	(25,652)	(82,080)

Net decrease in cash and cash equivalents	(25,652)	(82,080)

Cash and Cash Equivalents
Beginning	33,117	130,631
Ending	$7,465	$48,551

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued to repay the Convertible Promissory Notes	$276,870	$-

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2019

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

Organization

HAHA Generation Corp. (the “Company”) was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company is in the process of evaluating potential business opportunities, although the Company cannot give any assurance that it will be able to acquire or commence profitable operations.

The Company’s fiscal year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $52,655 for the nine months ended September 30, 2019, and had an accumulated deficit of $589,902 as of September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and nine months ended September 30, 2019 and 2018, the Company has not realized any revenues from operations.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Accrued professional fees	$14,000	$38,000

On May 5, 2017, the Company and ACE Global Advisory, Inc., (the “Consultant”), a California corporation, entered into a consulting agreement (the “ACE Agreement”) expiring on December 31, 2018, pursuant to which the Company agreed to pay an aggregate amount of $250,000 to the Consultant. On April 22, 2019, the Consultant agreed to forgive the remaining balance of $60,000. The Company has recorded the gain on forgiveness of debt as other income in the Statements of Operations during the nine months ended September 30, 2019.

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its shareholders for working capital purposes. As of September 30, 2019 and December 31, 2018, there were $3,697 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of the date of this report, the Company is in the process of issuing such shares in book-entry at the Company’s transfer agent.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (the “Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2019 and December 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit).

As of September 30, 2019, the Company had net operating loss carry forwards of approximately $589,902 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Nine Months Ended September 30,
	2019	2018
Federal income tax expenses (benefit) attributable to:
Current Operations	$1,277	$(20,963)
Less: valuation allowance	(1,277)	20,963
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Deferred tax asset attributable to:	(Unaudited)
Net operating loss carryover	$123,879	$125,156
Less: valuation allowance	(123,879)	(125,156)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the nine months ended September 30, 2019 and 2018 are analyzed below:

	For the Nine Months Ended September 30,
	2019	2018
Statutory tax benefit	(21)%	(21)%
Permanent items	-%	-%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of the date of this report, the Company is in the process of issuing such shares in book-entry at the Company’s transfer agent.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended September 30, 2019 and 2018. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Business Overview

HAHA Generation Corp. (the “Company”) was incorporated on June 10, 2014 in the State of Nevada. The Company is considered a shell company. It has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company is in the process of evaluating potential business opportunities, although the Company cannot give any assurance that it will be able to acquire or commence profitable operations.

Results of Operations

For the Three Months Ended September 30, 2019 and 2018

Net Revenues: We did not generate any revenue for the three months ended September 30, 2019 and 2018. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $9,636 for the three months ended September 30, 2019, as compared to $32,095 for the three months ended September 30, 2018, representing a decrease of $22,459 or (69.98)%%. Such decrease was mainly due to the termination of consultant service.

Loss from Operations: Loss from operations was $9,636 for the three months ended September 30, 2019, as compared to $32,095 for the three months ended September 30, 2018, representing a decrease of $22,459 or (69.98)%. Such decrease was primarily attributable to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $0 for the three months ended September 30, 2019, as compared to $(671) for the three months ended September 30, 2018, representing a decrease of $671 or (100)%. Such decrease was mainly because we agreed to issue shares of common stock to Shiny City to repay the Convertible Promissory Notes in full, including the principal and accrued interest as of June 30, 2019. Therefore, no interests were accrued during the three months ended September 30, 2019.

Net Loss: As a result of the above factors, our net loss was $9,636 for the three months ended September 30, 2019, as compared to a net loss of $32,766 for the three months ended September 30, 2018, representing a decrease of $23,130.

For the Nine Months Ended September 30, 2019 and 2018

Net Revenues: We did not generate any revenue for the nine months ended September 30, 2019 and 2018. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $52,655 for the nine months ended September 30, 2019, as compared to $97,985for the nine months ended September 30, 2018, representing a decrease of $45,330 or (46.26)%. Such decrease was mainly attributable to the termination of consultant service.

Loss from Operations: Loss from operations was $52,655 for the nine months ended September 30, 2019, as compared to $97,985 for the nine months ended September 30, 2018, representing a decrease of $45,330 or (46.26)%. Such decrease was primarily due to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $58,737 for the nine months ended September 30, 2019, as compared to $(1,838) for the nine months ended September 30, 2018, representing an increase of $60,575. Such increase was mainly because one of our consultants agreed to forgive the unpaid balance of $60,000 and we recorded the gain on forgiveness of debt as other income during the nine months ended September 30, 2019.

Net Income (Loss): As a result of the above factors, our net income was $6,082 for the nine months ended September 30, 2019, as compared to a net loss of $(99,823) for the nine months ended September 30, 2018, representing an increase of $105,905.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital (deficit) of $(33) as compared to working capital (deficit) of $(7,456) as of December 31, 2018. Cash and cash equivalents were $7,465 at September 30, 2019 and $33,117 at December 31, 2018.

Net cash used in operating activities was $25,652 during the nine months ended September 30, 2019, as compared to $82,080 for the nine months ended September 30, 2018, representing a decrease of $56,428. The decrease in net cash used in operating activities for the nine months ended September 30, 2019 was primarily attributable to the increase in net income and accrued expenses, partially offset by the gain on forgiveness of debt.

We did not have net cash flow provided by (used in) investing and financing activities during the nine months ended September 30, 2019 and 2018.

Net change in cash and cash equivalents was a decrease of $25,652 for the nine months ended September 30, 2019, compared to a decrease of $82,080 for the nine months ended September 30, 2018

Critical Accounting Policies

Basis of Accounting and Presentation

The financial statements of the Company as of September 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended September 30, 2019, the Company had limited operations. As of September 30, 2019, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $589,902 and $595,984 as of September 30, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

____________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAHA Generation Corp.

Date: November 8, 2019	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

