Form 10-Q
period 2020-03-31
HAHA GENERATION CORP.
filed 2020-05-15
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2020 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,972	$9,972
Prepaid expense	-	1,124
Total current assets	9,972	11,096

Total Assets	$9,972	$11,096

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$32,489	$24,000
Due to shareholders	20,187	20,187
Total current liabilities	52,676	44,187

Total liabilities	52,676	44,187

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	588,371	588,371
Accumulated deficit	(632,573)	(622,960)
Total stockholders' deficit	(42,704)	(33,091)

Total Liabilities and Stockholders' Deficit	$9,972	$11,096

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31
	2020	2019
Net revenue	$-	$-

General and administrative expenses	9,613	32,119

Loss from operations	(9,613)	(32,119)

Other income (expense)
Interest expense – related parties	-	(671)
Total other income (expense)	-	(671)

Loss before income taxes	(9,613)	(32,790)

Provision for income taxes	-	-
Net loss	$(9,613)	$(32,790)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)
Net loss	-	-	-	(32,790)	(32,790)
Balance at March 31, 2019	1,498,280	$1,498	$311,501	$(628,774)	$(315,775)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	1,498,280	$1,498	$588,371	$(622,960)	$(33,091)
Net loss	-	-	-	(9,613)	(9,613)
Balance at March 31, 2020	1,498,280	$1,498	$588,371	$(632,573)	$(42,704)

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(9,613)	$(32,790)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	1,124	(225)
Increase in accrued expenses	8,489	30,499
Increase in accrued interest - related parties	-	671
Net cash used in operating activities	-	(1,845)

Net decrease in cash and cash equivalents	-	(1,845)

Cash and Cash Equivalents
Beginning	9,972	33,117
Ending	$9,972	$31,272

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Organization

HAHA Generation Corp. (the “Company”), a company in the developmental stage, was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to distribute fabrics that were made out of silicon crystals.

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 12 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $9,613 for the three months ended March 31, 2020, and had an accumulated deficit of $632,573 as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2020 and 2019, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2020 and December 31, 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Accrued professional fees	$32,489	$24,000

NOTE 3. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of March 31, 2020 and December 31, 2019, there were $20,187 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of March 31, 2020, these shares have not been issued.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (the “Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2020 and December 31, 2019, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets resulted in a net effect of $0 discrete tax expenses (benefit).

As of March 31, 2020, the Company had net operating loss carry forwards of approximately $632,573 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Three Months Ended March 31,
	2020	2019

Federal income tax expenses (benefit) attributable to:
Current operations	$(2,019)	$(6,886)
Less: valuation allowance	2,019	6,886
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$132,840	$130,821
Less: valuation allowance	(132,840)	(130,821)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2020 and 2019 are analyzed below:

	For the Three Months Ended March 31,
	2020	2019
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the three months ended March 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of March 31, 2020, these shares have not been issued (see Note 4).

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended March 31, 2020 and 2019. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

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

Results of Operations

The following presents the results of the Company for the three months ended March 31, 2020, and 2019:

Net Revenues: We did not generate any revenue for the three months ended March 31, 2020, and 2019. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $9,613 for the three months ended March 31, 2020, as compared to $32,119 for the three months ended March 31, 2019, representing a decrease of $22,506, or 70.07%. Such decrease was mainly attributable to the termination of consultant service.

Loss from Operations: Loss from operations was $9,613 for the three months ended March 31, 2020, as compared to $32,119 for the three months ended March 31, 2019, representing a decrease of $22,506, or 70.07%. Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $0 for the three months ended March 31, 2020, as compared to $(671) for the three months ended March 31, 2019, representing a decrease of $671, or 100%. Such decrease in interest expense was mainly because we agreed to issue shares of common stock to Shiny City to repay the Convertible Promissory Notes in full, including the principal and accrued interest as of June 30, 2019. Therefore, no interests were accrued during the three months ended March 30, 2020.

Net Loss: Our net loss was $9,613 for the three months ended March 31, 2020, as compared to $32,790 for the three months ended March 31, 2019, representing a decrease of $23,177, or 70.68%. The decrease in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of March 31, 2020, we had a working deficit of $42,704 as compared to working deficit of $33,091 as of December 31, 2019. Cash and cash equivalents were $9,972 at March 31, 2020.

Net cash used in operating activities was $0 during the three months ended March 31, 2020, as compared to $1,845 during the three months ended March 31, 2019, representing a decrease of $1,845. The decrease in net cash used in operating activities for the three months ended March 31, 2020 was primarily attributable to the decrease in net loss and the increase in accrued expenses.

We did not have net cash flow provided by (used in) investing and financing activities during the three months ended March 31, 2020 and 2019.

Net change in cash and cash equivalents was $0 for the three months ended March 31, 2020, compared to a decrease of $1,845 for the three months ended March 31, 2019.

Critical Accounting Policies

The financial statements of the Company as of March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 12 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 12-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $9,613 for the three months ended March 31, 2020, and had an accumulated deficit of $632,573 as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HAHA Generation Corp.

Date: May 15, 2020	/s/ Fang-Ying Liao
Fang-Ying Liao Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

