Form 10-Q
period 2020-09-30
HAHA GENERATION CORP.
filed 2020-11-17
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of registrant’s common stock outstanding, as of November11, 2020 is 1,498,280.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,736	$9,972
Prepaid expense	450	1,124
Total current assets	2,186	11,096

Total Assets	$2,186	$11,096

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$20,251	$24,000
Due to shareholders	43,837	20,187
Total current liabilities	64,088	44,187

Total liabilities	64,088	44,187

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	588,371	588,371
Accumulated deficit	(651,771)	(622,960)
Total stockholders' deficit	(61,902)	(33,091)

Total Liabilities and Stockholders' Deficit	$2,186	$11,096

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$-	$-	$-	$-

General and administrative expenses	28,821	52,655	9,595	9,636

Loss from operations	(28,821)	(52,655)	(9,595)	(9,636)

Other income (expense)
Interest income	10	78	10	-
Interest expense – related parties	-	(1,341)	-	-
Gain on forgiveness of debt	-	60,000	-	-
Total other income (expense)	10	58,737	10	-

Income (loss) before income taxes	(28,811)	6,082	(9,585)	(9,636)
Provision for income taxes	-	-	-	-
Net income (loss)	$(28,811)	$6,082	$(9,585)	$(9,636)

Net income (loss) per share
Basic and diluted	$(0.02)	$0.00	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)
Net loss	-	-	-	(32,790)	(32,790)
Balance at March 31, 2019	1,498,280	1,498	311,501	(628,774)	(315,775)
Net income	-	-	-	48,508	48,508
Balance at June 30, 2019	1,498,280	1,498	311,501	(580,266)	(267,267)
Capital contribution by related party through debt conversion	-	-	276,870	-	276,870
Net loss	-	-	-	(9,636)	(9,636)
Balance at September 30, 2019	1,498,280	$1,498	$588,371	$(589,902)	$(33)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	1,498,280	$1,498	$588,371	$(622,960)	$(33,091)
Net loss	-	-	-	(9,613)	(9,613)
Balance at March 31, 2020	1,498,280	1,498	588,371	(632,573)	(42,704)
Net loss	-	-	-	(9,613)	(9,613)
Balance at June 30, 2020	1,498,280	1,498	588,371	(642,186)	(52,317)
Net loss	-	-	-	(9,585)	(9,585)
Balance at September 30, 2020	1,498,280	$1,498	$588,371	$(651,771)	$(61,902)

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(28,811)	$6,082
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	-	(60,000)
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	674	(9,075)
Increase (Decrease) in accrued expenses	(3,749)	36,000
Increase (Decrease) in due to related parties	23,650	-
Increase (Decrease) in accrued interest - related parties	-	1,341
Net cash used in operating activities	(8,236)	(25,652)

Net decrease in cash and cash equivalents	(8,236)	(25,652)

Cash and Cash Equivalents
Beginning	9,972	33,117
Ending	$1,736	$7,465

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Capital contribution by related party through debt conversion	$-	$276,870

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

Organization

HAHA Generation Corp. (the “Company”),a company in the developmental stage, was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to distribute fabrics that were made out of silicon crystals.

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such demand will not be made prior to the expiration of that 12-month period after the date of that commitment, which was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $28,811 for the nine months ended September 30, 2020, and had an accumulated deficit of $651,771 as of September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

9

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

During the three and nine months ended September 30, 2020 and 2019, the Company has not realized any revenues from operations.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2020 and December 31, 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Accrued professional fees	$20,251	$24,000

NOTE 3. DUE TO SHAREHOLDERS

The Company has advanced funds from its shareholder for working capital purposes. As of September 30, 2020, and December 31, 2019, there were $43,837 and $20,187 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholder.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of September 30, 2020, these shares have not been issued.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (the “Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2020, and December 31, 2019, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets resulted in a net effect of $0 discrete tax expenses (benefit).

As of September 30, 2020, the Company had net operating loss carry forwards of approximately $651,771 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Nine Months Ended September 30,
	2020	2019
Federal income tax expenses (benefit) attributable to:

Current operations	$(6,050)	$1,277
Less: valuation allowance	6,050	(1,277)
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$136,871	$130,821
Less: valuation allowance	(136,871)	(130,821)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the nine months ended September 30, 2020 and 2019 are analyzed below:

	For the Nine Months Ended September 30,
	2020	2019
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of September 30, 2020, these shares have not been issued (see Note 4).

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended September 30, 2020 and 2019. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Business Overview

HAHA Generation Corp. (the “Company”) was incorporated on September 10, 2014 in the State of Nevada. The Company is considered a shell company and has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan was to distribute fabrics that were made out of silicon crystals. The Company intends to acquire a business entity focusing on technology research business for electric vehicle motor technology in the energy saving sector.

Results of Operations

For the Three Months Ended September 30, 2020 and 2019

Net Revenues: We did not generate any revenue for the three months ended September30, 2020 and 2019. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $9,595 for the three months ended September 30, 2020, as compared to $9,636 for the three months ended September 30, 2019, representing a decrease of $41 or 0.43%, The decrease in those expenses was primarily attributable to the decrease in bank charge fee.

Loss from Operations: Loss from operations was $9,595 for the three months ended September 30, 2020, as compared to $9,636 for the three months ended September 30, 2019, representing a decrease of $41 or 0.43%. Such decrease was primarily attributable to the decrease in general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $10 for the three months ended September 30, 2020, as compared to $0 for the three months ended September 30, 2019, representing an increase of $10, or 100%. Such increase was due to the bank deposit interest income.

Net Loss: As a result of the above factors, our net loss was $9,585 for the three months ended September 30, 2020, as compared to a net loss of $9,636 for the three months ended September 30, 2019, representing a decrease of $51, or 0.53%. The decrease was a result of the reasons described above.

For the Nine Months Ended September 30, 2020 and 2019

Net Revenues: We did not generate any revenue for the nine months ended September 30, 2020 and 2019. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $28,821 for the nine months ended September 30, 2020, as compared to $52,655 for the nine months ended September 30, 2019, representing a decrease of $23,834 or 45.26%. Such decrease was mainly attributable to the termination of consultant service.

Loss from Operations: Loss from operations was $28,821 for the nine months ended September 30, 2020, as compared to $52,655 for the nine months ended September 30, 2019, representing a decrease of $23,834 or 45.26%. Such decrease was primarily due to the decrease in general and administrative expenses.

Other Income: Other income was $10 for the nine months ended September 30, 2020, as compared to $58,737 for the nine months ended September 30, 2019, representing a decrease of $58,727, or 99.98%. Such decrease was mainly because one of our consultants agreed to forgive the unpaid balance of $60,000 and we recorded the gain on forgiveness of debt as other income during the nine months ended September 30, 2019.

Net Income (Loss): As a result of the above factors, our net income (loss) was $(28,811) for the nine months ended September 30, 2020, as compared to a net income of $6,082 for the nine months ended September 30, 2019, representing a decrease of $34,893, or 573.71%. The decrease was a result of the reasons described above.

Liquidity and Capital Resources

As of September 30, 2020, we had working deficit of $61,902 as compared to working deficit of $33,091 as of December 31, 2019. Cash and cash equivalents were $1,736 at September 30, 2020 and $9,972 at December 31, 2019.

Net cash used in operating activities was $8,236 during the nine months ended September 30, 2020, as compared to $25,652 for the nine months ended September 30, 2019, representing a decrease of $17,416. The decrease in net cash used in operating activities was primarily attributable to the decrease in gain on forgiveness debt and the increase in due to shareholders, partially offset by the increase in net loss and the decrease in accrued expenses.

We did not have net cash flow provided by (used in) investing and financing activities during the nine months ended September 30, 2020 and 2019.

Net change in cash and cash equivalents was a decrease of $8,236 for the nine months ended September 30, 2020, compared to a decrease of $25,652 for the nine months ended September 30, 2019.

Critical Accounting Policies

The financial statements of the Company as of September 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such demand will not be made prior to the expiration of that 12-month period after the date of that commitment, which was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net loss of $28,811 for the nine months ended September 30, 2020, and had an accumulated deficit of $651,771 as of September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HAHA Generation Corp.

Date: November 17, 2020	/s/ Fang-Ying Liao
Fang-Ying Liao Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

