Form 10-K
period 2020-12-31
HAHA GENERATION CORP.
filed 2021-04-15
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

The number of shares of registrant’s common stock outstanding, as of April 15, 2021, was 278,368,460.

PART I

Item 1. Business.

HAHA Generation Corp. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on June 10, 2014. Since inception, we have not generated any revenues and have accumulated losses in the amount of $654,365 as of December 31, 2020.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of silicon energy clothing products. Our administrative office is located at 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District. Taipei City, 11060, Taiwan (Republic of China).

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

There were 88 holders of record of our common stock as of April 15, 2021.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had limited operations since its incorporation. As of December 31, 2020, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2018. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $31,405 for the year ended December 31, 2020, and had an accumulated deficit of $654,365 as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2020 and 2019, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Results of Operations

The following presents the results of the Company for the year ended December 31, 2020, and 2019:

Net Revenues: We did not generate any revenue for the years ended December 31, 2020 and 2019. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $31,416 for the year ended December 31, 2020 as compared to $85,750 for the year ended December 31, 2019, representing a decrease of $54,334 or 63.36%. Such decrease was mainly attributable to the termination of consultant service.

Loss from Operations: Loss from operations was $31,416 for the year ended December 31, 2020 as compared to $85,750 for the year ended December 31, 2019, representing a decrease of $54,334, or 63.36%. Such decrease was mainly due to the decrease in general and administrative expenses.

Other Income: Other income was $11 for the year ended December 31, 2020, as compared to $58,774 for the year ended December 31, 2019, representing a decrease of $58,763 or 99.98%. Such decrease was mainly because one of our consultants agreed to forgive the unpaid balance of $60,000 and we recorded the gain on forgiveness of debt as other income during the year ended December 31, 2019.

Net Loss: Net loss was $31,405 for the year ended December 31, 2020, as compared to $26,976 for the year ended December 31, 2019, representing an increase of $4,429, or 16.42%. The increase in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital deficit of $64,496 as compared to working capital deficit of $33,091 as of December 31, 2019. Cash and cash equivalents were $4,001 at December 31, 2020 and $9,972 at December 31, 2019.

Net cash used in operating activities was $5,971 during the year ended December 31, 2020, compared to $23,145 during the year ended December 31, 2019, representing a decrease of $17,174. The decrease in net cash used in operating activities was primarily attributable to the decrease in gain on forgiveness debt and the increase in due to shareholders, partially offset by the increase in net loss and the decrease in accrued expenses.

We did not have net cash flow provided by (used in) investing and financing activities during the years ended December 31, 2020 and 2019.

Net change in cash and cash equivalents was a decrease of $5,971 for the year ended December 31, 2020, compared to a decrease of $23,145 for the year ended December 31, 2019.

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

FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HAHA Generation Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HAHA Generation Corp. ( the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2015.

Diamond Bar, California

April 15, 2021

HAHA GENERATION CORP.

BALANCE SHEETS

	December 31.	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$4,001	$9,972
Prepaid expenses	-	1,124
Total current assets	4,001	11,096

Total Assets	$4,001	$11,096

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$12,376	$24,000
Due to shareholders	56,121	20,187
Total current liabilities	68,497	44,187

Total liabilities	68,497	44,187

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 1,498,280 shares issued and outstanding	1,498	1,498
Additional paid-in capital	588,371	588,371
Accumulated deficit	(654,365)	(622,960)
Total stockholders' deficit	(64,496)	(33,091)

Total Liabilities and Stockholders' Deficit	$4,001	$11,096

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Net revenue	$-	$-

General and administrative expenses	31,416	85,750

Loss from operations	(31,416)	(85,750)

Other income (expense)
Interest income	11	115
Interest expense – related parties	-	(1,341)
Gain on forgiveness of debt	-	60,000
Total other income(expense)	11	58,774

Loss before income taxes	(31,405)	(26,976)
Provision for income taxes	-	-
Net loss	$(31,405)	$(26,976)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	1,498,280	1,498,280

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,498,280	$1,498	$311,501	$(595,984)	$(282,985)
Capital contribution by related party through debt conversion	-	-	276,870	-	276,870
Net loss	-	-	-	(26,976)	(26,976)
Balance at December 31, 2019	1,498,280	1,498	588,371	(622,960)	(33,091)
Net loss	-	-	-	(31,405)	(31,405)
Balance at December 31, 2020	1,498,280	$1,498	$588,371	$(654,365)	$(64,496)

The accompanying notes to financial statements are an integral part of these statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(31,405)	$(26,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	-	(60,000)
Changes in assets and liabilities:
Decrease in prepaid expenses	1,124	-
(Decrease) increase in accrued expenses	(11,624)	46,000
Increase in due to related parties	35,934	16,490
Increase in accrued interest - related parties	-	1,341
Net cash used in operating activities	(5,971)	(23,145)

Net decrease in cash and cash equivalents	(5,971)	(23,145)

Cash and Cash Equivalents
Beginning	9,972	33,117
Ending	$4,001	$9,972

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Capital contribution by related party through debt conversion	$-	$276,870

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

The Company’s fiscal year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $31,405 for the year ended December 31, 2020, and had an accumulated deficit of $654,365 as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the years ended December 31, 2020 and 2019, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019

Accrued professional fees	$12,376	$24,000

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

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its shareholders for working capital purposes. As of December 31, 2020 and 2019, there were $56,121 and $20,187 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of December 31, 2020, these shares have not been issued.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the Tax Act) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (the “Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2020 and 2019, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets resulted in a net effect of $0 discrete tax expenses (benefit).

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $654,365 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Years Ended December 31,
	2020	2019
Federal income tax expenses (benefit) attributable to:
Current Operations	$(6,595)	$(5,665)
Less: valuation allowance	6,595	5,665
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of December 31, 2020 and 2019 is as follows:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$137,416	$130,821
Less: valuation allowance	(137,416)	(130,821)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the years ended December 31, 2020 and 2019 are analyzed below:

	For the Years Ended December 31,
	2020	2019
Statutory tax benefit	(21%)	(21%)
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the year ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Effective on January 5, 2019, the Company amended its Articles of Incorporation to increase the number of common stock authorized from 25,000,000 to 1,000,000,000, and to change par value of common stock from $0.1 to $0.001, and to increase the number of preferred stock authorized from 0 to 20,000,000, par value of $0.001.

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of December 31, 2020, these shares have not been issued (see Note 4).

NOTE 7. SUBSEQUENT EVENTS

On February 8, 2021, the Company issued 276,870,180 shares of common stock to Shiny City at a conversion price equal to $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019 (see Note 4 and 6).

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures ( Disclosure Controls ), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act ), as of December 31, 2020, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole director. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ( Section 404 ). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the 4th quarter of the year ended December 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date of Appointment
Fang-Ying Liao	30	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	August 21, 2017

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2020, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

Fang-Ying Liao President, CEO, CFO,	2020	0	0	0	0	0	0	0	$0
Secretary and Treasurer	2019	0	0	0	0	0	0	0	$0

We have not entered into any employment agreements.

As of our fiscal year ended December 31, 2020, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal year ended December 31, 2020. No equity awards were granted during the year ended December 31, 2020.

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 30, 2021, by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the Exchange Act) based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us.

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 278,368,460 shares of common stock that were issued and outstanding as of March 30, 2021. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2020. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o HAHA Generation Corp., 6F., No.364, Sec. 5, Zhongxiao E. Road, Xinyi District Taipei City, 11060, Taiwan (Republic of China).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Director and Executive Officer
Fang-Ying Liao	164,125	0.06%
Directors and Officers as a Group (1 person)	164,125	0.06%
5% or more shareholder
Hu Wen-Hua Liao (1)	207,035,180	74.37%
Shiny City Co., Ltd. (1)	206,870,180	74.32%
Mansion One Enterprise Ltd. APIA	70,000,000	25.15%

(1) Through Shiny City Co., Ltd. Mr. Liao has the sole voting and disposition power over the shares held by Shiny City Co., Ltd. Mr. Liao is also the father of Fang-Ying Liao, our sole director and officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to Shareholders

The Company has advanced funds from its shareholders for working capital purposes. As of December 31, 2020 and 2019, there were $56,121 and $20,187 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. As of December 31, 2020, these shares have not been issued.

PART IV

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$12,000	$12,000
Audit-Related Fees		0
Tax Fees	1,000	0
All Other Fees		0
Total	$13,000	$12,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our sole director, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2020, is compatible with maintaining the auditor s independence.

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

HAHA Generation Corp.

Dated: April 15, 2021	By:	/s/ Fang-Ying Liao
Fang-Ying Liao
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fang-Ying Liao	President, Chief Financial Officer and	April 15, 2021
Fang-Ying Liao	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

