Form 10-Q
period 2021-03-31
HAHA GENERATION CORP.
filed 2021-05-27
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of registrant’s common stock outstanding, as of May 25, 2021 is 278,368,460.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,717	$4,001
Prepaid expenses	1,350	-
Total current assets	3,067	4,001

Total Assets	$3,067	$4,001

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$21,251	$12,376
Due to related parties	57,948	56,121
Total current liabilities	79,199	68,497

Total liabilities	79,199	68,497

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 278,368,460 and 1,498,280 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	278,368	1,498
Additional paid-in capital	311,501	588,371
Accumulated deficit	(666,001)	(654,365)
Total stockholders’ deficit	(76,132)	(64,496)

Total Liabilities and Stockholders’ Deficit	$3,067	$4,001

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Net revenue	$-	$-

General and administrative expenses	11,636	9,613

Loss from operations	(11,636)	(9,613)

Loss before income taxes	(11,636)	(9,613)
Provision for income taxes	-	-
Net loss	$(11,636)	$(9,613)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and diluted	161,467,717	1,498,280

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	1,498,280	$1,498	$588,371	$(622,960)	$(33,091)
Net loss	-	-	-	(9,613)	(9,613)
Balance at March 31, 2020	1,498,280	$1,498	$588,371	$(632,573)	$(42,704)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,498,280	$1,498	$588,371	$(654,365)	$(64,496)
Issuance of common stocks for debt conversion	276,870,180	276,870	(276,870)	-	-
Net loss	-	-	-	(11,636)	(11,636)
Balance at March 31, 2021	278,368,460	$278,368	$311,501	$(666,001)	$(76,132)

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,636)	$(9,613)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(1,350)	1,124
Increase in accrued expenses	8,875	8,489
Increase in due to related parties	1,827	-
Net cash used in operating activities	(2,284)	-

Net decrease in cash and cash equivalents	(2,284)	-

Cash and Cash Equivalents
Beginning	4,001	9,972
Ending	$1,717	$9,972

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Organization

HAHA Generation Corp. (the “Company”), a company in the developmental stage, was incorporated on June 10, 2014 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to distribute fabrics that were made out of silicon crystals.

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $11,636 for the three months ended March 31, 2021, and had an accumulated deficit of $666,001 as of March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2021 and 2020, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted this ASU on January 1, 2021. This ASU did not have a material effect on the Company’s financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Accrued professional fees	$21,251	$12,376

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its shareholders for working capital purposes. As of March 31, and December 31, 2020, there were $57,948 and $56,121 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes, pursuant to which the Company agreed to issue 276,870,180 shares of common stock of the Company to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. These shares have been issued on February 8, 2021.

NOTE 5. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2017 through 2019 tax years remain subject to examination by the Internal Revenue Service.

As of March 31, 2021, the Company had net operating loss carry forwards of approximately $666,001 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Three Months Ended March 31,
	2021	2020
Federal income tax expenses (benefit) attributable to:
Current Operations	$(2,444)	$(2,019)
Less: valuation allowance	2,444	2,019
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$139,860	$137,416
Less: valuation allowance	(139,860)	(137,416)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the three months ended March 31, 2021 and December 31, 2020 are analyzed below:

	For the Three Months Ended March 31,
	2021	2020
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the three months ended March 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On July 24, 2019, the Company and Shiny City entered into an addendum to the Convertible Promissory Notes (see Note 4), pursuant to which the Company agreed to issue 276,870,180 shares of common stock to Shiny City at a conversion price of $0.001 per share to repay the Convertible Promissory Notes in full, including the principal amount of $271,960 and accrued interest of $4,910 as of June 30, 2019. These shares have been issued on February 8, 2021.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended March 31, 2021 and 2020. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

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

Results of Operations

Results of Operations for the three months ended March 31, 2021, and 2020

Net Revenues: We did not generate any revenue for the three months ended March 31, 2021 and 2020. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $11,636 for the three months ended March 31, 2021 as compared to $9,613 for the three months ended March 31, 2020, representing an increase of $2,023 or 21.04%. The increase in those expenses was primarily attributable to the increase in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations was $11,636 for the three months ended March 31, 2021 as compared to $9,613 for the three months ended March 31, 2020, representing an increase of $2,023, or 21.04%. Such increase was mainly due to the increase in general and administrative expenses.

Net Loss: Net loss was $11,636 for the three months ended March 31, 2021, as compared to $9,613 for the three months ended Months 31, 2020, representing an increase of $2,023, or 21.04%. The increase in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of March 31, 2021, we had a working capital deficit of $76,132 as compared to the working capital deficit of $64,496 as of December 31, 2020. Cash and cash equivalents were $1,717 at March 31, 2021 and $4,001 at December 31, 2020.

Net cash used in operating activities was $2,284 during the three months ended March 31, 2021, compared to $0 during the three months ended March 31, 2020, representing an increase of $2,284. The increase in net cash used in operating activities was primarily attributable to the increase in net loss and prepaid expenses, partially offset by the increase in accrued expenses and due to shareholders.

We did not have net cash flow provided by (used in) investing and financing activities during the three months ended March 31, 2021 and 2020.

Net change in cash and cash equivalents was a decrease of $2,284 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020.

Critical Accounting Policies

The financial statements of the Company as of March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from a loan commitment of $100,000 from Fang-Ying Liao, our president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $11,636 for the three months ended March 31, 2021, and had an accumulated deficit of $666,001 as of March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted this ASU on January 1, 2021. This ASU did not have a material effect on the Company’s financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HAHA Generation Corp.

Date: May 27, 2021	/s/ Fang-Ying Liao
Fang-Ying Liao Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

