Form 10-Q
period 2021-09-30
HAHA GENERATION CORP.
filed 2021-11-19
CIK 1655008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of registrant’s common stock outstanding, as of November11, 2021 is 278,368,460.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENT SCHEDULES

HAHA GENERATION CORP.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$855	$4,001
Prepaid expenses	450	-
Total current assets	1,305	4,001

Total Assets	$1,305	$4,001

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expense and other liabilities	$13,251	$12,376
Due to related parties	78,410	56,121
Total current liabilities	91,661	68,497

Total liabilities	91,661	68,497

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 278,368,460 and 1,498,280 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	278,368	1,498
Additional paid-in capital	311,501	588,371
Accumulated deficit	(680,225)	(654,365)
Total stockholders' deficit	(90,356)	(64,496)

Total Liabilities and Stockholders' Deficit	$1,305	$4,001

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$-	$-	$-	$-

General and administrative expenses	25,860	28,821	6,595	9,595

Loss from operations	(25,860)	(28,821)	(6,595)	(9,595)

Other income (expense)
Interest income	-	10	-	10
Total other income (expense)	-	10	-	10

Loss before income taxes	(25,860)	(28,811)	(6,595)	(9,585)
Provision for income taxes	-	-	-	-
Net loss	$(25,860)	$(28,811)	$(6,595)	$(9,585)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and diluted	239,829,754	1,498,280	278,368,460	1,498,280

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	1,498,280	$1,498	$588,371	$(622,960)	$(33,091)
Net loss	-	-	-	(9,613)	(9,613)
Balance at March 31, 2020	1,498,280	1,498	588,371	(632,573)	(42,704)
Net loss				(9,613)	(9,613)
Balance at June 30, 2020	1,498,280	1,498	588,371	(642,186)	(52,317)
Net loss	-	-	-	(9,585)	(9,585)
Balance at September 30, 2020	1,498,280	$1,498	$588,371	$(651,771)	$(61,902)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,498,280	$1,498	$588,371	$(654,365)	$(64,496)
Issuance of common stocks for debt conversion	276,870,180	276,870	(276,870)	-	-
Net loss	-	-	-	(11,636)	(11,636)
Balance at March 31, 2021	278,368,460	278,368	311,501	(666,001)	(76,132)
Net loss				(7,629)	(7,629)
Balance at June 30, 2021	278,368,460	278,368	311,501	(673,630)	(83,761)
Net loss	-	-	-	(6,595)	(6,595)
Balance at September 30, 2021	278,368,460	$278,368	$311,501	$(680,225)	$(90,356)

The accompanying notes are an integral part of these financial statements.

HAHA GENERATION CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(25,860)	$(28,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(450)	674
Increase (decrease) in accrued expenses	875	(3,749)
Increase in due to related parties	22,289	23,650
Net cash used in operating activities	(3,146)	(8,236)

Net decrease in cash and cash equivalents	(3,146)	(8,236)

Cash and Cash Equivalents
Beginning	4,001	9,972
Ending	$855	$1,736

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company’s year-end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2021, the Company has not emerged from the development stage and had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with additional funding from a loan commitment of $100,000 from Fang-Ying Liao, the Company’s president and sole director, which commitment is for 24 months, and all amounts lent by Ms. Fang-Ying Liao pursuant to that commitment shall not accrue interest and shall be payable on demand; provided however, such command will not be made prior to the expiration of that 24-month period after the date of that commitment, which date was April 1, 2020. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred loss from operations of $25,860 for the nine months ended September 30, 2021, and had an accumulated deficit of $680,225 as of September 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and nine months ended September 30, 2021 and 2020, the Company has not realized any revenues from operations.

Net Loss per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2021 and 2020, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Accrued professional fees	$13,251	$12,376

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its shareholders for working capital purposes. As of September 30, 2021, and December 31, 2020, there were $78,410 and $56,121 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the shareholders.

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

As of September 30, 2021, the Company had net operating loss carry forwards of approximately $680,225 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	For the Nine Months Ended September 30,
	2021	2020
Federal income tax expenses (benefit) attributable to:
Current operations	$(5,431)	$(6,050)
Less: valuation allowance	5,431	6,050
Net provision for Federal income taxes	$-	$-

The significant items comprising the Company’s net deferred tax amount as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$142,847	$137,416
Less: valuation allowance	(142,847)	(137,416)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate for the nine months ended September 30, 2021 and December 31, 2020 are analyzed below:

	For the Nine Months Ended September 30,
	2021	2020
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of the Company are for the periods ended September 30, 2021 and 2020. Such discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

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

Results of Operations

For the Three Months Ended September 30, 2021 and 2020

Net Revenues: We did not generate any revenue for the three months ended September 30, 2021 and 2020. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $6,595 for the three months ended September 30, 2021, as compared to $9,595 for the three months ended September 30, 2020, representing a decrease of $3,000 or 31.27%, The decrease in those expenses was primarily attributable to the decrease in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations was $6,595 for the three months ended September 30, 2021, as compared to $9,595 for the three months ended September 30, 2020, representing a decrease of $3,000 or 31.27%. Such decrease was primarily attributable to the decrease in general and administrative expenses.

Net Loss: As a result of the above factors, our net loss was $6,595 for the three months ended September 30, 2021, as compared to a net income of $9,585 for the three months ended September 30, 2020, representing a decrease of $2,990 or 31.19%. The decrease was a result of the reasons described above.

For the Nine Months Ended September 30, 2021 and 2020

Net Revenues: We did not generate any revenue for the nine months ended September 30, 2021 and 2020. We have had limited business operations since incorporation.

General and Administrative Expenses: General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses was $25,860 for the nine months ended September 30, 2021 as compared to $28,821 for the nine months ended September 30, 2020, representing a decrease of $2,961 or 10.27%. The decrease in those expenses was primarily attributable to the decrease in legal, accounting, and professional service fees.

Loss from Operations: Loss from operations was $25,860 for the nine months ended September 30, 2021 as compared to $28,821 for the nine months ended September 30, 2020, representing a decrease of $2,961 or 10.27%. Such decrease was mainly due to the decrease in general and administrative expenses.

Net Loss: Net loss was $25,860 for the nine months ended September 30, 2021, as compared to $28,811 for the nine months ended September 30, 2020, representing a decrease of $2,951, or 10.24%. The decrease in net loss was a result of the reasons described above.

Liquidity and Capital Resources

As of September 30, 2021, we had a working capital deficit of $90,356 as compared to the working capital deficit of $64,496 as of December 31, 2020. Cash and cash equivalents were $855 at September 30, 2021 and $4,001 at December 31, 2020.

Net cash used in operating activities was $3,146 during the nine months ended September 30, 2021, compared to $8,236 during the nine months ended September 30, 2020, representing a decrease of $5,090. The decrease in net cash used in operating activities was primarily attributable to the increase in accrued expense.

We did not have net cash flow provided by (used in) investing and financing activities during the nine months ended September 30, 2021 and 2020.

Net change in cash and cash equivalents was a decrease of $3,146 for the nine months ended September 30, 2021, compared to a decrease of $8,236 for the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and therefore is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, due to our limited internal audit function and our very limited staff, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HAHA Generation Corp.

Date: November 19, 2021	/s/ Fang-Ying Liao
Fang-Ying Liao Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

